Form 10-Q
period 2015-03-31
Presbia PLC
filed 2015-05-15
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36824

PRESBIA PLC

(Exact name of registrant as specified in its charter)

Ireland	98-1162329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120/121 Baggot Street Lower, Dublin 2 Ireland
(Address of principal executive offices)	(Zip Code)

+353 (1) 659 9446

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s ordinary shares as of May 12, 2015 was 13,351,874 shares.

PRESBIA PLC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

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

You should read this Quarterly Report on Form 10-Q and any documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets
Cash	$35,263	$138
Accounts receivable	44	25
Inventory	314	378
Prepaid expenses and other current assets	187	122

Total current assets	35,808	663
Property and equipment, net	792	747
Intangible asset	44	46
Other assets	57	886

Total assets	$36,701	$2,342

Liabilities and shareholders’ deficit
Current liabilities
Accounts payable	$1,965	$1,882
Due to related parties	161	12
Other current liabilities	550	700

Total current liabilities	2,676	2,594
Payable due to the Parent	—	417
Deferred rent	33	37

Total liabilities	2,709	3,048

Commitments and contingencies (note 10)
Shareholder’s equity (deficit)
Preferred Shares
$0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,351,874 and none issued and outstanding at March 31, 2015 and December 31, 2014, respectively	13	—
Euro Ordinary Shares
One Euro (US$1.35) par value, 40,000 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014, respectively	54	54
Additional paid-in capital	75,904	36,626
Accumulated deficit	(41,979)	(37,386)

Total shareholder’s equity (deficit)	33,992	(706)

Total liabilities and shareholders’ equity (deficit)	$36,701	$2,342

The accompanying notes are an integral part of these consolidated financial statements.

PRESBIA PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$73	$26
Cost of goods sold	47	6

Gross profit	26	20
Operating expenses:
Research and development	1,776	732
Sales and marketing	519	249
General and administrative	2,319	1,376

Total operating expenses	4,614	2,357

Operating loss	(4,588)	(2,337)
Interest expense	—	433

Loss before income tax provision	(4,588)	(2,770)
Income tax provision	5	2

Net loss	(4,593)	(2,772)
Other comprehensive loss	—	—

Total comprehensive loss	$(4,593)	$(2,772)

Net loss per share-basic and diluted	$(0.39)	$(0.30)

Shares used to compute basic and diluted net loss per share	11,762	9,167

The accompanying notes are an integral part of these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flow from operating activities:
Net loss	$(4,593)	$(2,772)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	36	32
Amortization	3	1
Inventory provisions	35	—
Share-based compensation (including allocation from Presbia Holdings)	852	109
Non-cash interest expense on funding from the Presbia Holdings	1	433
Non-cash operating expenses allocated from the Presbia Holdings	—	184
Changes in operating assets and liabilities:
Accounts receivable	(19)	—
Inventory	28	(92)
Prepaid expenses and other current assets	(65)	(245)
Other assets	(10)	—
Accounts payable and other current liabilities	737	(175)
Income taxes payable	4	—
Deferred rent	(4)	(1)
Due to related parties	149	(53)

Net cash used in operating activities	(2,846)	(2,579)

Cash flow from investing activities:
Website development costs	—	—
Purchase of property and equipment	(47)	(7)

Net cash used in investing activities	(47)	(7)

Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	38,750	—
Deferred offering costs	(1,873)	(913)
Capitalization of Presbia PLC	—	54
Issuance of restricted shares	—	—
Funding from the Parent	1,141	3,068

Net cash provided by financing activities	38,018	2,209

Net increase in cash	35,125	(377)
Cash balance at beginning of period	138	584

Cash balance at end of period	$35,263	$207

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$—

Supplemental disclosures of non-cash investing and financing activities:

Purchase of property and equipment included in accounts payable	$34	$—

Deferred offering costs included in accounts payable and other current liabilities	$521	$1,123

Deferred offering costs included in Due to Presbia Holdings	$—	$650

Allocated operating expenses funded by the Presbia Holdings	$—	$184

Capitalization of amounts due to Presbia Holdings pursuant to the 2015 Debt Conversion	$1,559	$—

The accompanying notes are an integral part of these consolidated financial statements.

PRESBIA PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Basis of Presentation

Principles of Consolidation. The accompanying consolidated financial statements have been derived from the historical cost basis of the assets and liabilities, financial condition and cash flows of Presbia PLC and Presbia Ireland, Limited, both organized in Ireland, Presbia Investments, a direct subsidiary of Presbia PLC organized in the Cayman Islands, and Presbia Ireland, Limited’s subsidiaries, Presbia USA, Inc., and OPL, LLC. Presbia USA, Inc. and OPL, LLC are both entities organized in the United States, and include Presbia USA, Inc.’s subsidiaries, Visitome, Inc. and PresbiBio, LLC, both organized in the United States, and OPL, LLC’s direct and indirect subsidiaries, PIP Holdings, C.V and Presbia Cooperatief U.A., both organized in the Netherlands, PresbiOptical LLC, organized in the United States (collectively, including Presbia PLC, the “Company”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31. The entities presented in the consolidated financial statements have been under common control during the periods presented. All intercompany accounts have been eliminated in consolidation.

Presbia PLC, an Irish public limited company, was formed on February 6, 2014 through the issuance of 40,000 shares for 40,000 Euros (approximately $54,000) for the purpose of consummating an initial public offering of its ordinary shares. Presbia PLC’s ultimate controlling shareholder, Presbia Holdings (the “Parent”), was organized in the Cayman Islands in 2007 as an exempted company with limited liability. On October 21, 2013, the Parent completed a restructuring (the “2013 Restructuring”) which involved the formation on September 13, 2013 of an interim holding company, Presbia Ireland, Limited, and the contribution by the Parent of 100% of its direct and indirect ownership interests in its business, assets and subsidiaries to Presbia Ireland, Limited.

2015 Debt Conversion. On January 14, 2015, the Parent converted all the remaining indebtedness owed to the Parent by a subsidiary of Presbia Ireland, Limited at that time to equity (the “2015 Debt Conversion”) in the amount of approximately $1.6 million. See Note 4 for additional discussion.

2015 Capital Contribution. On January 14, 2015, the Parent contributed all the share capital in issue in Presbia Ireland, Limited to Presbia PLC (the “2015 Capital Contribution”) in exchange for 9,166,667 ordinary shares of Presbia PLC. See Note 4 for additional discussion.

Initial Public Offering. On February 3, 2015, Presbia PLC completed its initial public offering (“IPO”) of 4,166,667 of its ordinary shares at a price to the public of $10.00 per ordinary share and commenced trading on The NASDAQ Global Market under the symbol LENS. The Parent acquired 500,000 ordinary shares in the public offering. The net proceeds from the IPO consisted of aggregate gross proceeds of approximately $41.7 million, less underwriting discounts and commissions of approximately $2.9 million and other issuance costs of approximately $1.9 million, resulting in net proceeds of approximately $36.9 million.

Basis of Presentation. The accompanying unaudited consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Amounts related to disclosures of December 31, 2014 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Liquidity

The Company has incurred significant operating losses since inception and had relied on funding from the Parent to fund operations prior to its IPO on February 3, 2015. At March 31, 2015, the Company has an accumulated deficit of $42.0 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of its product and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital. Management expects that existing cash as of March 31, 2015 will be sufficient to fund the Company’s operations for the next 12 months.

(2)	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists with the customer, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenue is recognized upon shipment and payments are either received in advance, or net 30 days. As of March 31, 2015, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

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

Share-Based Compensation

The following table shows total share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Research and development	$26	$83
General and administrative	796	21
Sales and marketing	30	5

Total	$852	$109

Deferred Offering Costs

During the three months ended March 31, 2015, the Company incurred approximately $1.0 million related to its IPO which was completed on February 3, 2015. Upon completion of the IPO, the Company netted approximately $1.9 million in offering costs against the gross proceeds in shareholders’ deficit.

Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, such as prepaid expenses, accounts payable and accrued expenses, approximate fair value due to their short maturities. Amounts payable to related parties, which has no fixed maturity or expiration date, do not have readily determinable fair values.

Recent Accounting Standards

In January 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-01 which simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item. This ASU applies to all entities and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but adoption must occur at the beginning of a fiscal year. An entity can elect to apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

(3)	Composition of Certain Financial Statement Captions

Inventory is summarized as follows:

	March 31, 2015	December 31, 2014
Lenses	$303	$371
Accessories	11	7

Total	$314	$378

Property and equipment is summarized as follows:

	March 31, 2015	December 31, 2014
Office equipment and computers	$51	$51
Leasehold improvements	134	132
Production equipment and facilities	711	682
Software	23	7
Construction in process	33	0
Furniture and vehicles	156	155

	1,108	1,027
Less: accumulated depreciation	(316)	(280)

Property & Equipment, net	$792	$747

Other assets are summarized as follows:

	March 31, 2015	December 31, 2014
Prepaid rent and other	$57	$47
Deferred costs related to IPO	—	839

Total	$57	$886

Other current liabilities are summarized as follows:

	March 31, 2015	December 31, 2014
Costs related to the IPO	$—	$327
Accrued professional fees	224	20
Accrued payroll and vacation	40	114
Other accrued liabilities	286	230

Total	$550	$691

(4)	Shareholders’ Deficit

Euro Ordinary Shares

As of March 31, 2015, the share capital of Presbia PLC was €40,000, consisting of 40,000 ordinary shares of one Euro each (the “Euro Ordinary Shares”). The Euro Ordinary Shares were issued and paid-in on February 6, 2014 in connection with the formation of Presbia PLC. On January 14, 2015, Presbia PLC amended its memorandum and articles of association, resulting in the re-designation of the 40,000 Euro Ordinary Shares as deferred ordinary shares. See discussion following under the caption “Common Ordinary Shares and Deferred Ordinary Shares” for a description of the amended rights and preferences of the deferred ordinary shares.

Common Ordinary Shares and Deferred Ordinary Shares

As of January 14, 2015, the share capital of Presbia PLC was $400,000 and €40,000, divided into 350,000,000 ordinary shares of $0.001 each (the “Ordinary Shares”), 9,166,667 of which are outstanding and were issued in connection with the 2015 Capital Contribution, 50,000,000 preferred shares of $0.001 (the “Preferred Shares”) each, all of which are authorized but unissued, and 40,000 deferred ordinary shares of €1.00 each (the “Deferred Ordinary Shares”), all of which are issued and outstanding. The aggregate 9,166,667 ordinary shares of Presbia PLC have been reflected as issued and outstanding as of the earliest date of the periods presented for purposes of computation of comparable basic and diluted net loss per share. On February 3, 2015, the Company completed its IPO and issued 4,166,667 ordinary shares at a price to the public of $10.00 per share.

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

The rights and restrictions attaching to the Deferred Ordinary Shares are as follows:

Income: The holder of a Deferred Ordinary Share shall not be entitled to receive any dividend or distribution declared, made or paid or any return of capital (save as provided below) and a Deferred Ordinary Share shall not entitle its holder to any further or other right of participation in the assets of the Company;

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

Acquisition of Deferred Ordinary Shares: The Company as agent for the holders of Deferred Ordinary Shares shall have the irrevocable authority to authorize and instruct the Company’s secretary (or any other person appointed for the purpose by the Company’s board of directors) to acquire, or to accept the surrender of, the Deferred Ordinary Shares for no consideration and to execute on behalf of such holders such documents as are necessary in connection with such acquisition or surrender, and pending such acquisition or surrender to retain the certificates, to the extent issued, for such Deferred Ordinary Shares.

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

Additional Paid-in Capital

On January 14, 2015, the Parent entered into a Debt Conversion Agreement pursuant to which all outstanding amounts owed to the Parent under the Interest Rate Agreement governing such debt at that time were contributed to paid-in capital of certain of the Parent’s subsidiaries.

Additional paid-in capital was $75.9 million as of March 31, 2015, compared to $36.6 million as of December 31, 2014. The change consists of a contribution of approximately $1.6 million pursuant to the Debt Conversion Agreement, share-based compensation of $0.8 million and net proceeds of $36.9 million from the Company’s IPO.

(5)	Loss per Share

Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that should be included in computing loss per share using the two-class method. The Company’s nonvested restricted shares qualify as participating securities. Basic net loss per ordinary share is calculated by dividing net loss allocated to ordinary shareholders by the weighted average number of ordinary shares outstanding during the reporting period. Diluted net loss allocated to ordinary shareholders per share is calculated based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of the shares issuable upon the exercise of options and upon the vesting of restricted shares under the treasury stock method. In net loss periods, basic and diluted net loss per share are identical since the effect of potential ordinary shares is anti-dilutive and therefore excluded.

Basic and diluted loss per share were calculated as follows:

	THREE MONTHS ENDED MARCH 31,
	2015	2014

Net loss	$(4,593)	$(2,772)
Net income allocated to participating securities	—	—

Net loss allocated to common shareholders	$(4,593)	$(2,772)
Weighted average shares outstanding - basic and diluted	11,762	9,167

Basic and diluted net loss per share	$(0.39)	$(0.30)

The aggregate 9,166,667 ordinary shares of the Company as discussed in Note 4 have been reflected as issued and outstanding as March 31, 2014 for purposes of computation of basic and diluted net loss per share. Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 653,951 and 0 weighted average shares for the three months ended March 31, 2015 and 2014, respectively.

(6)	Share Based Awards

Equity Issued by Parent

Prior to January 14, 2015 and the Company’s IPO, the Parent granted options to purchase its ordinary shares and granted awards of restricted ordinary shares, to both employees and non-employees of the Company and share-based compensation related to such awards is recognized as expense in the accompanying consolidated financial statements. Information regarding prior period awards is available in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Options

No options were granted by the Parent during the three months ended March 31, 2015. As of March 31, 2015, there were options outstanding to purchase 4,741,250 of the Parent’s ordinary shares.

The following table sets forth the Parent’s option activity for the three months ended March 31, 2015:

PARENT	NUMBER OF PARENT’S SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE

Balance, December 31, 2014	4,835,000	$0.11
Granted	—	$—
Exercised	(75,000)	$0.08	$12
Forfeited/cancelled	(18,750)	$—

Balance, March 31, 2015	4,741,250	$0.11	$1,070

Vested and expected to vest, March 31, 2015	4,721,276	$0.11	$1,068
Exercisable, March 31, 2015	4,176,250	$0.09	$1,013

Restricted Shares

No restricted shares were granted by the Parent during the three months ended March 31, 2015. As of March 31, 2015, there were 1,500,000 restricted shares of the Parent outstanding with a weighted average grant date fair value of $0.30 per share. The Company recorded compensation expense related to restricted shares of approximately $7,400 for the three months ended March 31, 2015.

Unrecognized Share-based Compensation

As of March 31, 2015, there was $89,400 and $7,400 of unrecognized compensation expense related to employee and non-employee options of the Parent, respectively, which is expected to be recognized by the Company over the weighted average vesting period of 3.3 years. Unrecognized compensation expense related to restricted shares was $107,000 as of March 31, 2015 and is expected to be recognized over the weighted average vesting period of 3.6 years.

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards. A total of 1,800,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date. The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors. Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

Options

On January 28, 2015, the Company’s board of directors approved grants to the following officers and directors, effective upon the execution of the underwriting agreement relating to the Company’s IPO: to Ralph Thurman, options to purchase 250,000 ordinary shares; to Zohar Loshitzer, options to purchase 100,000 ordinary shares; to Vladimir Feingold, options to purchase 100,000 ordinary shares; to Todd Cooper, options to purchase 450,000 ordinary shares; to Richard Ressler, options to purchase 10,000 ordinary shares; and to Mark Blumenkranz, options to purchase 10,000 ordinary shares. All such options were granted pursuant to the Presbia Incentive Plan at an exercise price of $10.00 per share and equal to the price at which the Company’s ordinary shares were offered to the public in its IPO. The options granted to Messrs. Loshitzer, Feingold and Cooper will vest in five equal annual installments commencing on January 28, 2016. The options granted to Messrs. Thurman, Ressler and Blumenkranz vested with respect to one-third of the underlying ordinary shares on the grant date and will vest with respect to one-third of the underlying ordinary shares on each of the next two anniversaries of that date. All options awarded will expire 10 years from the date of grant.

On March 16, 2015, the Company’s board of directors approved option awards of 10,000 options each, respectively, to Richard Fogarty, Chief Accounting Officer, and to Jake Vander Zanden, Chief Commercial Officer, and an aggregate 82,500 options were granted to other employees and non-employees vesting in five equal, annual installments commencing one year following the date of grant, at an exercise price of $8.63 per share. All options awarded will expire 10 years from the date of grant. As of March 31, 2015, all 102,500 options were outstanding.

The following table sets forth the Company’s option activity for the three months ended March 31, 2015:

PRESBIA PLC	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	AGGREGATE INTRINSIC VALUE

Balance, December 31, 2014	—	$—
Granted	1,022,500	$9.86

Balance, March 31, 2015	1,022,500	$9.86	$—

Vested and expected to vest, March 31, 2015	910,184	$9.87	$—
Exercisable, March 31, 2015	90,000	$10.00	$—

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions. The Company estimated expected life utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of the “plain-vanilla” options. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

Three Months Ended March 31, 2015
Expected life	5.5 - 6.5 years
Expected volatility	76.8% - 84.6%
Expected dividends	—
Risk-free rate	1.3% - 1.8%

The weighted-average grant date fair value of options granted during the three months ended March 31, 2015 was $6.99 per share.

Restricted Shares

On March 16, 2015, the Company’s board of directors approved grants of 9,270 restricted ordinary shares of the Company each to Robert J. Cresci and to Mark Blumenkranz, both of whom are board members. The aggregate 18,540 shares vest in five equal, annual installments commencing one year after the date of grant. The weighted-average grant date fair value for the restricted shares was estimated using the market price of the ordinary shares on the date of grant ($8.63 per share on March 16, 2015).

As of March 31, 2015, there were 18,540 restricted shares of the Company outstanding with a weighted average grant date fair value of $8.63 per share. The Company recorded compensation expense related to restricted shares of approximately $1,300 for the three months ended March 31, 2015.

Unrecognized Share-based Compensation

As of March 31, 2015, there was $5.4 million and $62,000 of unrecognized compensation expense related to employee and non-employee options of the Company, respectively, which is expected to be recognized by the Company over the weighted average vesting period of 4.3 years. Unrecognized compensation expense related to restricted shares was $159,000 as of March 31, 2015 and is expected to be recognized over the weighted average vesting period of 5.0 years.

(7)	Related Party Transactions

The following table sets forth the amounts due to related parties reflected in the accompanying consolidated balance sheets:

	March 31, 2015	December 31, 2014

Payable to related parties – current
Management services provided by related parties	$161	$12

Total	$161	$12

Payable to related parties – noncurrent
Principle amounts due to the Parent	$—	$417

Total	$—	$417

(8)	Concentration of Credit Risk

The Company had cash of $35.3 million and $138,000 as of March 31, 2015 and December 31, 2014, respectively, which consists of checking account deposits.

(9)	Operating Segments and Geographic Information

The Company has one reportable segment that is evaluated regularly by its chief decision making group (consisting of the Chief Executive Officer and Chief Accounting Officer) in deciding how to allocate resources and in assessing performance.

The following tables set forth the Company’s revenues generated from external customers located in foreign countries and long-lived assets by area:

	Three Months Ended March 31,
REVENUES	2015	2014
Ireland	$34	$22
Korea	36	—
Japan	—	4
Canada	3	—

Total	$73	$26

LONG LIVED ASSETS	March 31, 2015	December 31, 2014
U.S.	$762	$716
Foreign	30	31

Total	$792	$747

(10)	Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(11)	Subsequent Events

In May 2015, the board of directors and shareholders of the Parent approved a plan to voluntarily liquidate the Parent and distribute, in August 2015, to its ordinary shareholders of record as of June 15, 2015, the remaining assets of the company, consisting primarily of 9,666,667 shares of Presbia PLC. The liquidation plan provides for (i) the unvested portions of the 4,741,250 outstanding options and 1,500,000 restricted shares as of March 31, 2015 to vest immediately, and (ii) the expiration date of the outstanding options to be set as June 15, 2015.

On May 7, 2015, the Company’s board of directors approved option grants covering an aggregate of 12,500 shares to be granted under the Presbia Incentive Plan to three employees at an exercise price of $8.82 per share and vesting in five equal, annual installments commencing one year following the date of grant. Such options expire 10 years from the grant date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Overview. This section provides a general description of our Company and background information on certain trends and developments affecting our Company.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

•	Overview of Results of Operations. This section provides our analysis and outlook for the significant line items on our consolidated statements of operations and comprehensive income, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

•	New Accounting Pronouncements. This section provides a summary of the most recent authoritative accounting standards and guidance that have either been recently adopted by our Company or may be adopted in the future.

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

We are presently seeking marketing approval in other strategic countries, including the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or FDA, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on six-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. We are permitted to enroll up to an additional 337 subjects at up to nine additional investigational sites. Through May 1, 2015, 82 subjects have underwent insertion of our microlens in the second stage of this study. This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or PMA, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are targeting submission of our final PMA, containing 24-month data on 300 subjects, to the FDA in the second quarter of 2017. We are pursuing a modular PMA submission strategy whereby we intend to submit to the FDA information regarding preclinical testing, engineering, and manufacturing in the fourth quarter of 2015 or the first quarter of 2016 prior to the submission of our final PMA. These milestones could be delayed by further interactions with the FDA or by a variety of other factors. In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule. Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of March 31, 2015, we had an accumulated deficit of $42.0 million. We expect to continue to incur significant losses for the foreseeable future.

On February 3, 2015, we closed the initial public offering of our ordinary shares. We sold a total of 4,166,667 ordinary shares in the offering at a public offering price of $10.00 per share. The aggregate public offering price was $41.7 million, and we received net proceeds of approximately $36.9 million from the offering, after deducting $4.8 million of underwriting discounts and commissions and issuance costs.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We have based and will base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the end of calendar year 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Revenues	$73	$26
Cost of goods sold	47	6
Operating expenses:
Research and development	1,776	732
Sales and marketing	519	249
General and administrative	2,319	1,376

Operating loss	(4,588)	(2,337)
Interest expense	—	433

Loss before income tax provision	(4,588)	(2,770)
Income tax provision	5	2

Net loss	$(4,593)	$(2,772)

Revenue

Revenue for the three months ended March 31, 2015 was $73,000 as compared to $26,000 for the same period in 2014. The increase is primarily attributable to $36,000 in international sales to new customers in the Asian market. Until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $47,000 for the three months ended March 31, 2015 as compared to $6,000 in the three months ended March 31, 2014. During the three months ended March 31, 2015, cost of goods sold consisted of $12,000 for cost of units shipped to customers and $35,000 for provision of inventory obsolescence. Cost of goods sold during the three months ended March 31, 2014 consisted of $2,000 for cost of units shipped to customers, and $4,000 for inventory adjustments.

Research and Development

Research and development expense increased by $1.0 million, or 143%, for the three months ended March 31, 2015 as compared to the same period in 2014. The change is primarily due to (i) a $0.7 million cost increase related to our U.S. staged pivotal clinical trial, which consists of costs incurred to recruit new patients for the second stage of our clinical trials, (ii) $0.2 million to establish and train new personnel, and (iii) a $0.1 million increase in product development costs from additional personnel costs. In February 2015, we received approval from the FDA to commence the second phase of the staged pivotal trial in February 2015.

Sales and Marketing

Sales and marketing expense increased by $0.3 million, or 108%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase is a result of higher sales and marketing personnel costs and travel expenses related to supporting clients outside the United States.

General and Administrative

General and administrative expense increased by $0.9 million, or 69%, for the three months ended March 31, 2015 as compared to the same period in 2014. The change is due primarily to a $0.7 million increase in share-based compensation expense as a result of the issuance of 1,022,500 total Presbia PLC options on January 28, 2015 and March 16, 2015.

Interest Expense

Interest expense decreased by $0.4 million, or 100%, for the three months ended March 31, 2015 as compared to the same period in 2014. For the three months ended March 31, 2014, interest accrued on principle due to Presbia Holdings of approximately $4.3 million at an annual rate of 15% compounded daily. Subsequently, on November 30, 2014, Presbia Holdings converted all the indebtedness we owed to Presbia Holdings at that time to equity. Also, on November 30, 2014, we entered into an Interest Rate Agreement with Presbia Holdings wherein any future borrowings from Presbia Holdings would accrue interest at a rate equal to the then applicable monthly federal rate of interest for short-term loans, adjusted monthly, compounding daily. For the quarter ended March 31, 2015, interest was accrued on additional borrowings of approximately $1.1 million at an annual rate of 0.5% compounded daily. All remaining debt owed to Presbia Holdings was capitalized as of January 14, 2015.

Net Loss

Our net loss of $4.6 million for the three months ended March 31, 2015 was $1.8 million greater, or 66% greater, than the loss in the corresponding period in 2014 of $2.8 million, due to increased operating expenses of $2.2 million, which included an increase in share-based compensation expense of $0.7 million, offset by a decrease in interest expense of $0.4 million. We expect that losses will continue through 2015 and 2016, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we completed the initial public offering of our ordinary shares. We sold a total of 4,166,667 ordinary shares at a public offering price of $10.00 per share. At March 31, 2015, we had cash of $35.3 million, reflecting a $35.1 million increase from our balance at December 31, 2014. The increase primarily reflects the net proceeds from our initial public offering of approximately $36.9 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and completion of clinical trials for our products;

•	the number and characteristics of products that we pursue;

•	the outcome, timing and cost of regulatory approvals; and

•	delays that may be caused by changing regulatory requirements.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(2,846)	$(2,579)
Net cash used in investing activities	(47)	(7)
Net cash provided by financing activities	38,018	2,209

Prior to the consummation of our initial public offering on February 3, 2015, we relied on funding from Presbia Holdings to fund all of our operations including offering costs to complete our initial public offering. At March 31, 2015, we had an accumulated deficit of approximately $42.0 million and we expect to incur additional operating losses during fiscal years 2015 and 2016, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. With existing cash at March 31, 2015, we expect to be able to fund our operations and have sufficient cash reserves for the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods.

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$147	$215	$—	$—	$362

Total	$147	$215	$—	$—	$362

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

We had cash of $35.3 million and $138,000 as of March 31, 2015 and December 31, 2014, respectively, which consists of checking account deposits. Historically, we have maintained minimal cash balances. Our levels of interest income on the unused balances will continue to be subject to fluctuations in market interest rates.

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

From January 1, 2015 to the consummation of our initial public offering on February 3, 2015, we funded our operations through borrowings from Presbia Holdings, at an interest rate equal to the then applicable monthly federal rate of interest for short-term loans, adjusted monthly, compounding daily.

Transaction Risk

We may be exposed to transaction risk because some of our expenses will be incurred in a different currency than our reporting currency, the U.S. Dollar. To date, we have not attempted to offset our exposure to this risk by investing in derivatives or engaging in other hedging transactions.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

Please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

The contemplated liquidation of Presbia Holdings, our controlling shareholder, could have a material adverse effect on the market price of our ordinary shares, even if our business is doing well.

On May 13, 2015, the board of directors of Presbia Holdings, our controlling shareholder, approved the liquidation of Presbia Holdings, which liquidation was subsequently approved by the shareholders of Presbia Holdings on May 13, 2015. As of the date hereof, Presbia Holdings holds 9,666,667 shares of our issued and outstanding ordinary shares, consisting of 9,166,667 unregistered shares that it acquired before the consummation of our initial public offering and 500,000 registered shares that it purchased in our initial public offering. In connection with the liquidation of Presbia Holdings, Presbia Holdings intends to distribute the 9,666,667 shares, which we refer to as the Shares, to its equity holders pro rata based on their equity ownership in Presbia Holdings, which distribution is expected to occur on or about August 3, 2015, following the expiration of the lockup restrictions set forth in the lockup agreement entered into by Presbia Holdings and the underwriter for our initial public offering. Certain of our executive officers and directors, including Richard Ressler, one of our directors who directly and/or indirectly controls Presbia Holdings, and certain of their affiliated entities, own equity in Presbia Holdings and will receive a pro rata portion of the Shares to be distributed in connection with the liquidation of Presbia Holdings based on their equity ownership of Presbia Holdings.

Of the 9,666,667 Shares to be distributed in the liquidation of Presbia Holdings, approximately 97% of such shares, or approximately 9,408,088 shares, are expected to be distributed to “affiliates” of the Company, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended, which we refer to as the Act. Resales of any such shares by such affiliates, whether or not the shares were previously registered under the Act, will be subject to Rule 144 promulgated under the Act, including the volume limitations, unless such shares are registered under the Act for resale by such affiliates. Non-affiliates of the Company may freely sell any registered shares that they receive in the liquidation of Presbia Holdings, and they may sell any unregistered shares that they receive in the liquidation pursuant to Rule 144, without volume limitations, or pursuant to an effective registration statement registering the shares.

To date, there has been an inactive trading market for our ordinary shares. If one or more of the recipients of the Shares sell, or indicate an intention to sell, a number of ordinary shares in the public market that exceeds the levels of trading volume that we have typically experienced since the date of our initial public offering, the trading price of our ordinary shares could decline significantly, even if our business is doing well. The perception in the market that these sales may occur could also cause the trading price of our ordinary shares to decline.

In addition, Presbia Holdings is party to a registration rights agreement with Presbia, which we refer to as the Registration Rights Agreement. The Registration Rights Agreement provides Presbia Holdings with both demand registration rights and piggyback registration rights. The Registration Rights Agreement provides that in connection with an in-kind distribution of the Shares by Presbia Holdings, Presbia Holdings has the right to designate which of the recipients will receive the demand registration rights set forth in the Registration Rights Agreement. In connection with the distribution of the Shares as part of the liquidation of Presbia Holdings, only Richard Ressler and two of his affiliated entities will receive the demand registration rights set forth in the Registration Rights Agreement. All of the recipients of the Shares will have the piggyback registration rights set forth in the Registration Rights Agreement. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates.

Following the distribution of the Shares in the liquidation of Presbia Holdings, Richard Ressler, directly and/or indirectly, will continue to beneficially own a majority of the voting power of our issued and outstanding ordinary shares, and thus, we will remain a “controlled company” within the meaning of the corporate governance rules of NASDAQ.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Ordinary Shares

On January 28, 2015, our registration statement on Form S-1 (File No 333-194713), as amended, was declared effective by the SEC for our initial public offering. Upon the closing of our initial public offering on February 3, 2015, we sold 4,166,667 ordinary shares, $0.001 par value per share, at a public offering price of $10.00 per share, for an aggregate public offering price of $41.7 million.

There has been no material change in the use or planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on January 29, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates filed herewith.
*	Indicates furnished herewith
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESBIA PLC

Date: May 15, 2015	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Richard Fogarty
Richard Fogarty
Chief Accounting Officer,
Vice President, Finance and Secretary