Form 10-Q
period 2015-06-30
Presbia PLC
filed 2015-08-06
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of outstanding shares of the Registrant’s ordinary shares as of August 5, 2015 was 13,355,477 shares.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the initiation, timing, progress and results of our clinical trials, our regulatory submissions and our research and development programs;
●	our ability to advance our products into, and successfully complete, clinical trials;
●	our ability to obtain pre-market approvals;
●	the commercialization of our products;
●	the implementation of our business model, strategic plans for our business, products and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the timing or likelihood of regulatory filings and approvals;
●	our financial performance; and
●	developments relating to our competitors and our industry.

You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015, and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

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

“PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash	$29,806	$138
Accounts receivable	32	25
Inventory	401	378
Prepaid expenses and other current assets	469	122
Total current assets	30,708	663
Property and equipment, net	803	747
Intangible asset	40	46
Other assets	49	886
Total assets	$31,600	$2,342
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$1,624	$1,882
Due to related parties	59	12
Other current liabilities	517	700
Total current liabilities	2,200	2,594
Payable due to the Parent	-	417
Deferred rent	30	37
Total liabilities	2,230	3,048
Commitments and contingencies (note 10)
Shareholders' equity (deficit)
Common Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,351,874 and -0- shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	13	—
Euro Ordinary Shares
One Euro (US$1.35) par value, 40,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014, respectively	54	54
Additional paid-in capital	76,601	36,626
Accumulated deficit	(47,298)	(37,386)
Total shareholders' equity (deficit)	29,370	(706)
Total liabilities and shareholders’ equity (deficit)	$31,600	$2,342

The accompanying notes are an integral part of these consolidated financial statements.

PRESBIA PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$42	$61	$115	$87
Cost of goods sold	14	33	61	39
Gross profit	28	28	54	48
Operating expenses:
Research and development	2,502	1,676	4,278	2,407
Sales and marketing	834	394	1,353	643
General and administrative	2,007	4,272	4,326	5,648
Total operating expenses	5,343	6,342	9,957	8,698
Operating loss	(5,315)	(6,314)	(9,903)	(8,650)
Interest expense	—	584	—	1,017
Other income	—	(6)	—	(6)
Loss before income tax provision	(5,315)	(6,892)	(9,903)	(9,661)
Income tax provision	4	3	9	5
Net loss	$(5,319)	$(6,895)	$(9,912)	$(9,666)
Total comprehensive loss	$(5,319)	$(6,895)	$(9,912)	$(9,666)
Net loss per share-basic and diluted	$(0.40)	$(0.75)	$(0.79)	$(1.05)
Shares used to compute basic and diluted net loss per share	13,352	9,167	12,562	9,167

The accompanying notes are an integral part of these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(9,912)	$(9,666)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	74	65
Amortization	6	2
Inventory provisions	44	32
Write-off of deferred offering costs	—	3,359
Share-based compensation (including allocation from Presbia Holdings)	1,403	194
Non-cash interest expense on funding from the Presbia Holdings	1	1,017
Non-cash operating expenses allocated from the Presbia Holdings	182	183
Changes in operating assets and liabilities:
Accounts receivable	(7)	(39)
Inventory	(67)	(111)
Prepaid expenses and other current assets	(347)	27
Other assets	(10)	39
Accounts payable and other current liabilities	884	(238)
Income taxes payable	6	5
Deferred rent	(7)	4
Due to related parties	47	(110)
Net cash used in operating activities	(7,703)	(5,237)
Cash flow from investing activities:
Purchase of property and equipment	(97)	(120)
Net cash used in investing activities	(97)	(120)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	38,750	—
Deferred offering costs	(2,423)	(1,468)
Capitalization of Presbia PLC	—	54
Funding from the Parent	1,141	6,550
Net cash provided by financing activities	37,468	5,136
Net increase in cash	29,668	(221)
Cash balance at beginning of period	138	584
Cash balance at end of period	$29,806	$363

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$—

Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$33	$—
Deferred offering costs included in accounts payable and other current liabilities	$—	$1,246
Deferred offering costs included in Due to Presbia Holdings	$—	$650
Allocated operating expenses funded by the Presbia Holdings	$182	$183
Capitalization of amounts due to Presbia Holdings persuant to the 2015 Debt Conversion	$1,559	$—

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

2013 Restructuring and Formation of Presbia PLC. Presbia PLC, an Irish public limited company, was formed on February 6, 2014 through the issuance of 40,000 shares for 40,000 Euros (approximately $54,000) for the purpose of consummating an initial public offering of its ordinary shares. Presbia PLC’s ultimate controlling shareholder, Presbia Holdings (the “Parent”), was organized in the Cayman Islands in 2007 as an exempted company with limited liability. On October 21, 2013, the Parent completed a restructuring (the “2013 Restructuring”) which involved the formation on September 13, 2013 of an interim holding company, Presbia Ireland, Limited, and the contribution by the Parent of 100% of its direct and indirect ownership interests in its business, assets and subsidiaries to Presbia Ireland, Limited. At the time of the 2013 Restructuring, Presbia Ireland, Limited was wholly-owned by Presbia Holdings and certain intercompany debt was owed to Presbia Holdings by certain of its other subsidiaries. As part of the 2013 Restructuring, approximately $12.2 million of such outstanding intercompany debt owed to Presbia Holdings was converted to equity of such subsidiaries.

2014 Debt Conversion. On November 30, 2014, Presbia Holdings converted all the remaining indebtedness owed to Presbia Holdings by certain subsidiaries of Presbia Ireland, Limited at that time to equity (“2014 Debt Conversion”). In the 2014 Debt Conversion, approximately $23.5 million of outstanding intercompany debt owed to Presbia Holdings was converted to equity of Presbia Ireland, Limited.

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

Initial Public Offering.  On February 3, 2015, Presbia PLC completed its initial public offering (“IPO”) of 4,166,667 of its ordinary shares at a price to the public of $10.00 per ordinary share and commenced trading on The NASDAQ Global Market under the symbol LENS.  The Parent acquired 500,000 ordinary shares in the public offering.  The net proceeds from the IPO consisted of aggregate gross proceeds of approximately $41.7 million, less underwriting discounts and commissions of approximately $2.9 million and other issuance costs of approximately $2.0 million, resulting in net proceeds of approximately $36.8 million.

Liquidation of Presbia Holdings. On May 13, 2015, the board of directors and the ordinary shareholders of Presbia Holdings approved a voluntary liquidation of Presbia Holdings and the distribution of its assets consisting primarily of 9,666,667 shares of Presbia PLC shares, of which 500,000 shares were acquired during the initial public offering and 9,166,667 were acquired pursuant to the 2015 Capital Contribution, to its ordinary shareholders. On May 13, 2015, the shareholders also approved a plan that would immediately fully vest all outstanding options and restricted share awards and, in the case of the options, accelerate the expiration date of all such options to June 15, 2015. See Notes 6 and 11 for further discussion.

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Amounts related to disclosures of December 31, 2014 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Liquidity

The Company has incurred significant operating losses since inception and had relied on funding from the Parent to fund operations prior to its IPO on February 3, 2015.  At June 30, 2015, the Company has an accumulated deficit of $47.3 million.  As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of its product and on the achievement of sufficient revenues to support its cost structure.  The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital.  Management expects that existing cash as of June 30, 2015 will be sufficient to fund the Company’s operations for at least twelve months from the balance sheet date.

(2)  Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists with the customer, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenue is recognized upon shipment and payments are either received in advance, or net 30 days.  As of June 30, 2015, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers.

Clinical Trials

During 2014, the Company received approval from the United States Food and Drug Administration (“FDA”) to commence a staged-enrollment pivotal FDA clinical trial of its microlens involving the implantation of presbyopic patients. The first staged-enrollment commenced during the first quarter of 2014, and during these trials, the Company incurred costs for patient recruiting, acquisition of clinical test equipment to be used in the trials, outside experts to read and interpret the results of the studies and third parties to monitor the investigational sites and perform data collection activities and surgeon costs, as well as patient fees in connection with the surgical procedures and follow-up visits.  In February 2015, the Company received approval from the FDA to commence second stage enrollment in this trial.  The Company’s policy with respect to the recognition of these costs is to record such costs as research and development expense in the consolidated statements of operations and comprehensive loss in the period in which the services are provided.  The Company will evaluate the purchases of clinical test equipment, on a case by case basis, to determine if there exists an alternative use for the equipment following the clinical trials. In the event that the Company determines that there is no alternative use for the test equipment, that cost will be expensed as part of research and development expense.

Deferred Offering Costs

During the three and six months ended June 30, 2015, the Company incurred approximately $1.2 million, respectively, related to its IPO which was completed on February 3, 2015.  Upon completion of the IPO, the Company netted approximately $2.0 million in offering costs, including approximately $0.8 million recorded as other assets on the balance sheet as of December 31, 2014, against the gross proceeds in shareholders’ deficit. During the three and six months ended June 30, 2014, the Company wrote-off approximately $3.4 million in deferred offering costs due to delays beyond 90 days in the launch of its initial public offering.

Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, such as prepaid expenses, accounts payable and accrued expenses, approximate fair value due to their short maturities. Amounts payable to related parties, which has no fixed maturity or expiration date, do not have readily determinable fair values.

Recent Accounting Standards

In January 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-01 which simplifies income statement presentation by eliminating the need to determine whether to classify an item as an extraordinary item.  This ASU applies to all entities and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, but adoption must occur at the beginning of a fiscal year. An entity can elect to apply the guidance prospectively or retrospectively.  The Company is currently evaluating the potential impact that the adoption of this guidance will have on its consolidated financial statements.

In May 2014, FASB issued an Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606 that affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation.

For public companies, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the potential impact of adoption of this ASU on its consolidated financial statements.

(3)  Composition of Certain Financial Statement Captions

Inventory is summarized as follows:

	June 30, 2015	December 31, 2014
Lenses	323	$371
Accessories	78	7
Total	$401	$378

During the three and six months ended June 30, 2015, the Company incurred approximately $70,000 to build inserter inventory, respectively, consisting of approximately $35,000 of production inventory parts in preparation for internal production of a disposable inserter and approximately $35,000 for purchases of other inserters.

Property and equipment is summarized as follows:

	June 30, 2015	December 31, 2014

Office equipment and computers	$65	$51
Leasehold improvements	142	132
Production equipment and facilities	714	682
Software	23	7
Construction in process	57	0
Furniture and vehicles	156	155
	1,157	1,027
Less: accumulated depreciation	(354)	(280)
Property & Equipment, net	$803	$747

Other assets are summarized as follows:

	June 30, 2015	December 31, 2014
Prepaid rent and other	$49	$47
Deferred costs related to IPO	—	839
Total	$49	$886

Other current liabilities are summarized as follows:

	June 30, 2015	December 31, 2014
Costs related to the IPO	$—	$327
Accrued professional fees	95	20
Accrued payroll & vacation	44	114
Other accrued liabilities	378	239
Total	$517	$700

(4)  Shareholders’ Deficit

Common Ordinary Shares and Deferred Ordinary Shares

As of June 30, 2015, the share capital of Presbia PLC was $400,000 and €40,000, divided into: 350,000,000 ordinary shares of $0.001 each (the “Ordinary Shares”), 13,351,874 of which were outstanding as of June 30, 2015; 50,000,000 preferred shares of $0.001 (the “Preferred Shares”) each, all of which are authorized but unissued; and 40,000 deferred ordinary shares of €1.00 each (the “Deferred Ordinary Shares”), all of which are issued and outstanding as of June 30, 2015. The aggregate 9,166,667 ordinary shares of Presbia PLC have been reflected as issued and outstanding as of the earliest date of the periods presented for purposes of computation of comparable basic and diluted net loss per share.

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

The Deferred Ordinary Shares were initially issued as 40,000 ordinary shares of one Euro each on February 6, 2014 in connection with the formation of Presbia PLC. On January 14, 2015, the Company amended its memorandum and articles of association, resulting in the re-designation of such shares as deferred ordinary shares. the rights and restrictions attaching to the Deferred Ordinary Shares are as follows:

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

Additional paid-in capital was $76.6 million as of June 30, 2015, compared to $36.6 million as of December 31, 2014. The change consists of a contribution of approximately $1.6 million pursuant to the Debt Conversion Agreement, share-based compensation of $1.4 million, payments of $0.2 million of bonuses paid by Presbia Holdings on behalf of the Company and net proceeds of $36.8 million from the Company’s IPO.

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

Basic and diluted loss per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share
Net loss	$(5,319)	$(6,895)	$(9,912)	$(9,666)
Net loss allocated to common shareholders	$(5,319)	$(6,895)	$(9,912)	$(9,666)
Weighted average shares outstanding - Basic and diluted	13,352	9,167	12,562	9,167
Basic and diluted net loss per share	$(0.40)	$(0.75)	$(0.79)	$(1.05)

The aggregate 9,166,667 ordinary shares of the Company as discussed in Note 4 have been reflected as issued and outstanding as June 30, 2014 for purposes of computation of basic and diluted net loss per share.  Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,029,069 and 840,202 weighted average shares for the three and six months ended June 30, 2015, respectively.

(6)  Share Based Awards

Equity Issued by Parent

Prior to January 14, 2015 and the Company’s IPO, the Parent granted options to purchase its ordinary shares and granted awards of restricted ordinary shares, to both employees and non-employees of the Company and share-based compensation related to such awards is recognized as expense in the accompanying consolidated financial statements.  Information regarding prior period awards is available in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No new options or restricted shares were granted by the Parent during the six month period ended June 30, 2015.

On May 13, 2015, the shareholders of the Parent approved a plan in which all options and unvested restricted shares outstanding as of that date were to become fully vested and, in the case of the options, the expiration date of the options were accelerated to June 15, 2015. On May 13, 2015, approximately 4.7 million options were outstanding and 1.4 million restricted shares were unvested. During the prescribed exercise period, 3,785,000 options were exercised at an exercise price of $0.08 and 956,250 options were cancelled or forfeited at an average exercise price of $0.24 per option. Stock-based compensation expense of approximately $21,000 was recorded in the three month period ended June 30, 2015 in connection with the acceleration of the vesting periods for 665,000 unvested options.

The following table sets forth the Parent’s option activity for the six months ended June 30, 2015:

		Weighted
		Average
	Number Of	Exercise	Aggregate
	Parent's	PricePer	Intrinsic
Parent	Shares	Share	Value

Balance, December 31, 2014	4,835,000	$0.11
Granted	—	$—
Exercised	(3,860,000)	$0.08	$656
Forfeited/cancelled	(975,000)	$0.24
Balance, June 30, 2015	—	$—

Restricted Shares

No restricted shares were granted by the Parent during the six months ended June 30, 2015.  As of May 13, 2015, there were 1,400,000 unvested restricted shares of the Parent with a weighted average grant date fair value of $0.30 per share. Pursuant to the plan to immediately accelerate the vesting periods of the restricted shares adopted on May 13, 2015, approximately $104,000, using a fair value of $0.26 per ordinary share, was recognized as stock-based compensation in the three months ended June 30, 2015 in connection with 400,000 unvested shares. The other 1.0 million unvested restricted shares had been fully expensed at the time of grant in 2013.

Unrecognized Share-based Compensation

As of June 30, 2015, there was no unrecognized stock-based compensation expense related to the awards issued by the Parent.

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 1,800,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 702,000 were available on June 30, 2015 for future grants and awards.  The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the 2005 Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense included in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$81	$52	$107	$135
General and administrative	424	28	1,220	49
Sales and marketing	46	5	76	10
Total	$551	$85	$1,403	$194

Options

The following table sets forth the Company’s option activity for the six months ended June 30, 2015:

		Weighted
		Average
		Exercise
	Number Of	Price Per
Presbia PLC	Shares	Share

Balance, December 31, 2014	—	$—
Granted	1,089,000	$9.80
Forfeited/cancelled	(9,750)	$8.63
Balance, June 30, 2015	1,079,250	$9.81

Vested and expected to vest, June 30, 2015	972,000	$9.80
Exercisable, June 30, 2015	92,000	$9.97

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions.  The Company estimated expected life utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of the "plain-vanilla" options as defined by the Securities Exchange Commission. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The following table presents the grant date assumptions used in the Black-Scholes model for determining the fair value of 1,022,500 employee options issued during the six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Expected life	6.5 years	5.5-6.5 years
Expected volatility	84.5%	76.8% - 84.5%
Expected dividends	0%	0%
Risk-free rate	1.8%	1.3% - 1.8%

The weighted-average grant date fair value of the employee options granted during the six months ended June 30, 2015 was $6.98 per share. For those options granted to employees, stock-based compensation expense is based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. A 5% forfeiture rate assumption was applied, which reduces the amount of expense recognized each period anticipating that a portion of all options granted will, more likely than not, be cancelled prior to the dates of its vesting periods. The forfeiture rate is subject to review and may be adjusted based upon experience.

Non-Employee Options

During the six month ended June 30, 2015, 66,500 options were granted to non-employee consultants and medical advisors in which the following assumptions were used in the Black-Scholes valuation model to determine the option fair values:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Expected life	9.9 years	9.9 years
Expected volatility	78.8%	78.80%
Expected dividends	0%	0%
Risk-free rate	2.4%	1.9% - 2.4%

In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared. Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service subject to a forfeiture rate of 5%.

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

As of June 30, 2015, there were 18,540 restricted shares of the Company outstanding with a weighted average grant date fair value of $8.63 per share.  The Company recorded compensation expense related to restricted shares of approximately $8,000 and $9,300 for the three months and six months ended June 30, 2015, respectively. The following table sets forth the Company’s restricted share activity for the six months ended June 30, 2015:

		Weighted
		Average
	Number Of	Fair Value
Presbia PLC	Shares	Per Share

Balance, December 31, 2014	-	$-
Granted	18,540	$8.63
Balance, June 30, 2015	18,540	$8.63

Vested and expected to vest, June 30, 2015	18,540	$8.63
Exercisable, June 30, 2015	-	$-

Unrecognized Share-based Compensation

As of June 30, 2015, there was $5.1 million and $0.4 million of unrecognized compensation expense related to employee and non-employee options of the Company, respectively, which is expected to be recognized by the Company over the weighted average vesting period of 4.0 years.  Unrecognized compensation expense related to restricted shares was $151,000 as of June 30, 2015 and is expected to be recognized over the weighted average vesting period of 4.7 years.

(7)  Related Party Transactions

The following table sets forth the amounts due to related parties reflected in the accompanying consolidated balance sheets:

	June 30, 2015	December 31, 2014

Payable to related parties—current:
Management services provided by related parties	$59	$12

Total	$59	$12

Payable due to the Parent—noncurrent:
Principal amounts due to the Parent	$—	$417
Accrued interest due to the Parent	—	—

Total	$—	$417

(8)  Concentration of Credit Risk

The Company had cash of $29.8 million and $138,000 as of June 30, 2015 and December 31, 2014, respectively, which consists of checking account deposits.

(9)  Operating Segments and Geographic Information

The Company has one reportable segment that is evaluated regularly by its chief decision making group in deciding how to allocate resources and in assessing performance.

The following tables set forth the Company’s revenues generated from external customers located in foreign countries and long-lived assets by area:

	Three Months Ended June 30,		Six Months Ended June 30,
REVENUES	2015	2014	2015	2014
Ireland	$25	$60	$60	$81
Korea	—	—	36	—
Japan	—	—	—	5
Netherlands	11	—	11	—
Australia	1	—	1	—
Canada	5	1	7	1
Total	$42	$61	$115	$87

LONG-LIVED ASSETS	June 30, 2015	December 31, 2014

U.S.	$771	$716
Foreign	32	31

Total	$803	$747

(10)  Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(11)  Subsequent Event

On August 3, 2015, Presbia Holdings, as part of the liquidation plan approved on May 13, 2015 by its shareholders, completed the distribution to its shareholders of 9,666,667 ordinary shares of Presbia PLC and 39,994 of deferred ordinary shares, representing all of its holdings in Presbia PLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We refer to the 2013 Restructuring, the formation and initial capitalization of Presbia PLC, the 2014 Debt Conversion, the 2015 Debt Conversion and the 2015 Capital Contribution, each described in Note 1 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, collectively, as the Reorganization Transactions.  Unless we state otherwise, the terms “we,” “us,” “our,” “Presbia” and the “company” refer to Presbia PLC and its consolidated subsidiaries after giving effect to the Reorganization Transactions. Prior to the completion of the Reorganization Transactions, the foregoing terms refer to the entities that became the consolidated subsidiaries of Presbia PLC upon consummation of the Reorganization Transactions.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Overview. This section provides a general description of our Company and background information on certain trends and developments affecting our Company.
●

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

●

Overview of Results of Operations.  This section provides our analysis and outlook for the significant line items on our consolidated statements of operations and comprehensive income, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows.

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

We are presently seeking marketing approval in other strategic countries, including the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or FDA, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on six-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  We are permitted to enroll up to an additional 337 subjects at up to nine additional investigational sites.  Through July 17, 2015, 201 subjects have underwent insertion of our microlens in the second stage of this study.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or PMA, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are targeting submission of our final PMA, containing 24-month data on 300 subjects, to the FDA in the third quarter of 2017.  We are pursuing a modular PMA submission strategy whereby we intend to submit to the FDA information regarding preclinical testing, engineering, and manufacturing in the fourth quarter of 2015 or the first quarter of 2016 prior to the submission of our final PMA. We are targeting PMA approval of our microlens in the first quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the third quarter of 2018.

These milestones could be delayed by further interactions with the FDA or by a variety of other factors.  In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule.  Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of June 30, 2015, we had an accumulated deficit of $47.3 million. We expect to continue to incur significant losses for the foreseeable future.

On February 3, 2015, we closed the initial public offering of our ordinary shares. We sold a total of 4,166,667 ordinary shares in the offering at a public offering price of $10.00 per share. The aggregate public offering price was $41.7 million, and we received net proceeds of approximately $36.8 million from the offering, after deducting $4.9 million of underwriting discounts and commissions and issuance costs.

On May 13, 2015, the ordinary shareholders of Presbia Holdings, our controlling shareholder, approved a voluntary liquidation of Presbia Holdings and the distribution of its assets consisting primarily of 9,666,667 shares of Presbia PLC, of which 500,000 shares were acquired during the initial public offering and 9,166,667 were acquired pursuant to the 2015 Capital Contribution described in Note 1 of the unaudited consolidated financial statements. On May 13, 2015, the shareholders approved a plan that would immediately fully vest all outstanding options and restricted share awards and, in the case of the options, accelerate the expiration date of all such options to June 15, 2015. On August 3, 2015, the distribution of the 9,666,667 shares of PLC to the ordinary shareholders of Presbia Holdings was completed.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,
	2015	2014	Change	%
Revenues	$42	$61	$(19)	-31.1%
Cost of goods sold	14	33	(19)	-57.6%
Operating expenses:
Research and development	2,502	1,676	826	49.3%
Sales and marketing	834	394	440	111.7%
General and administrative	2,007	4,272	(2,265)	-53.0%
Operating loss	(5,315)	(6,314)	999	-15.8%
Interest expense	—	584	(584)	-100.0%
Other income	—	(6)	6	-100.0%
Loss before income tax provision	(5,315)	(6,892)	1,577	-22.9%
Income tax provision	4	3	1	33.3%
Net loss	$(5,319)	$(6,895)	$1,576	-22.9%

	Six Months Ended June 30,
	2015	2014	Change	%
Revenues	$115	$87	$28	32.2%
Cost of goods sold	61	39	22	56.4%
Operating expenses:
Research and development	4,278	2,407	1,871	77.7%
Sales and marketing	1,353	643	710	110.4%
General and administrative	4,326	5,648	(1,322)	-23.4%
Operating loss	(9,903)	(8,650)	(1,253)	14.5%
Interest expense	—	1,017	(1,017)	-100.0%
Other income	—	(6)	6	-100.0%
Loss before income tax provision	(9,903)	(9,661)	(242)	2.5%
Income tax provision	9	5	4	80.0%
Net loss	$(9,912)	$(9,666)	$(246)	2.5%

Revenue

Revenue for the three months ended June 30, 2015 was $42,000 as compared to $61,000 for the corresponding period in 2014.  The reduction of $19,000 is primarily attributable to $35,000 in less revenue in Ireland, offset partially by $11,000 higher revenue in the Netherlands, a new market for the microlens.  For the six month period ended June 30, 2015, revenue was $28,000 greater than the corresponding period in 2014 due principally to higher revenue in South Korea of $36,000, a new market for the microlens, $11,000 higher revenue in the Netherlands, offset partially by a revenue decrease of $21,000 in Ireland.  Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $14,000 for the three months ended June 30, 2015 as compared to $33,000 in the three months ended June 30, 2014, or a decrease of $19,000, compared to a $19,000 decline in revenue for the same period.  Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory.  During the three months ended June 30, 2015 and 2014, we recorded additional provisions for inventory obsolescence of $9,000 and $31,600, respectively.  For the six month period ended June 30, 2015 and 2014, cost of goods sold was $61,000 and $39,000, respectively, or an increase of $22,000 compared to a $28,000 increase in revenue for the same periods.  Provisions for inventory reserves was $44,000 and $31,600 for the corresponding periods.

Research and Development

Research and development expense increased by $0.8 million, or 49%, for the three months ended June 30, 2015 as compared to the same period in 2014.  The increase is primarily due to (i) a $0.4 million cost increase related to our U.S. staged pivotal clinical trials attributed to up to 337 subjects in Phase II as compared to a maximum of 75 subjects in Phase I of the pivotal trial, (ii) $0.3 million in higher surgical training costs related to the Phase II study, and (iii) a $0.1 million increase in product development costs related to the development of an upgraded inserter. In February 2015, we received approval from the FDA to commence the second phase of the staged clinical trials.  For the six months ended June 30, 2015, research and development costs increased by $1.9 million, or 78%, as compared to the six month period ended June 30, 2014, primarily attributable to (i) a $1.0 million increase in spending on the Phase II clinical trials with respect to patient recruiting costs, surgeon fees and contract research organization fees required to carry out the trials and test equipment located at investigational sites required to measure the results of the clinical trials, (ii) product development and regulatory cost increases of $0.3 million, (iii) increase of $0.1 million in the manufacturing center dedicated to the clinical trials overall and (iv) a $0.5 million increase in surgical training costs related to the Phase II clinical trials.

Sales and Marketing

Sales and marketing expense increased by $0.4 million, or 112%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The increase is a result of higher sales and marketing personnel costs, advertising and promotional costs to attract new clients for our product outside of the United States and travel expenses related to supporting clients outside the United States.  Sales and marketing expense increased by $0.7 million, or 110%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The increase is a result of higher sales and marketing personnel costs and travel expenses related to opening up new markets in South Korea and the Netherlands and increased corporate marketing spending by $0.3 million.

General and Administrative

General and administrative expense declined by $2.3 million, or 53%, for the three months ended June 30, 2015 as compared to the same period in 2014.  The change is due primarily to a one-time $3.4 million write-off of deferred offering costs related to a delay in our initial public offering beyond a 90 day period in the second quarter of 2014. The initial public offering process was restarted in September 2014 and was concluded in February 2015. Excluding the one-time write-off of $3.4 million, general and administrative expenses increased by $1.1 million in the second quarter of 2015 as compared to 2014 due primarily to the expected higher costs of being a public registrant and consisting of (i) higher share-based compensation costs of $0.4 million related to option grants issued at the time of the initial public offering, (ii) higher salaries and wages of $0.2 million, (iii) increased professional fees, including auditing and legal services of $0.3 million, (iv) higher directors and officer insurance premiums of $0.1 million and (v) higher outside services of $0.1 million related to public company activities such as printing costs and proxy materials and services. For the six month period ended June 30, 2015 as compared to the same period of 2014, and excluding the one-time write-off of $3.4 million discussed above, general and administrative expenses increased by $2.1 million, consisting of (i) higher share-based compensation costs of $1.1 million related to option grants issued at the time of the initial public offering and a portion of these options vesting on the date of the grant, (ii) higher salaries and wages of $0.3 million, (iii) increased professional fees including auditing and legal services of $0.3 million, (iv) higher directors and officer insurance premiums of $0.2 million and (v) higher outside services and other expenses of $0.2 million related to public company activities such as printing costs and proxy materials and services.

Interest Expense

Interest expense decreased by $0.6 million and $1.0 million, or 100%, respectively, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. For the three months and six months ended June 30, 2014, interest expense of $0.6 million and $1.0 million, respectively, was based on an average principle due Presbia Holdings of approximately $16.4 million for the three months ended June 30, 2014 and $13.7 million for the six month period ended June 30, 2014, at an annual rate of 15% compounded daily.  Subsequently, on November 30, 2014 and on January 14, 2015, Presbia Holdings converted all the indebtedness we owed to Presbia Holdings at those times to equity.  Also, on November 30, 2014, we entered into an Interest Rate Agreement with Presbia Holdings wherein any future borrowings from Presbia Holdings would accrue interest at a rate equal to the then applicable monthly federal rate of interest for short-term loans, adjusted monthly, compounding daily.

Net Loss

Our net loss of $5.3 million and $9.9 million for the three and six months ended June 30, 2015, respectively, was $1.6 million less, or 23% less, and $0.2 million greater, or 2% greater, respectively, than the net losses in the corresponding periods in 2014. We expect that losses will continue through 2015 and 2016, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we completed the initial public offering of our ordinary shares.  We sold a total of 4,166,667 ordinary shares at a public offering price of $10.00 per share.  At June 30, 2015, we had cash of $29.8 million, reflecting a $29.7 million increase from our cash balance at December 31, 2014 of $0.1 million.  The increase primarily reflects the net proceeds from our initial public offering of approximately $36.8 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and completion of clinical trials for our products;
•	the number and characteristics of products that we market and sell;
•	the outcome, timing and cost of regulatory approvals; and
•	delays that may be caused by changing regulatory requirements.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(7,703)	$(5,237)
Net cash used in investing activities	$(97)	$(120)
Net cash provided by financing activities	$37,468	$5,136

Prior to the consummation of our initial public offering on February 3, 2015, we relied on funding from Presbia Holdings to fund all of our operations including offering costs to complete our initial public offering.  At June 30, 2015, we had an accumulated deficit of approximately $47.3 million and we expect to incur additional operating losses during fiscal years 2015 and 2016, and possibly further.  As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens in the U.S. and the successful commercialization of our microlens in those jurisdictions outside the United States in which we have or seek marketing approval.  We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital.  With existing cash at June 30, 2015, we expect to be able to fund our operations and have sufficient cash reserves for the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods.

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$197	$110	$—	$—	$307
Total	$197	$110	$—	$—	$307

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

We had cash of $29.8 million and $138,000 as of June 30, 2015 and December 31, 2014, respectively, which consists of checking account deposits.  Historically, we have maintained minimal cash balances. Our levels of interest income on the unused balances will continue to be subject to fluctuations in market interest rates.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, and “Part II, Item IA. Risk Factors” of our

Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015, for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to the risk factors disclosed in these Securities and Exchange Commission reports.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation
101.DEF+	XBRL Taxonomy Extension Definition
101.LAB+	XBRL Taxonomy Extension Label
101.PRE+	XBRL Taxonomy Extension Presentation

+	Indicates filed herewith.
*	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESBIA PLC

Date: August 6, 2015	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: August 6, 2015	By:	/s/ Richard Fogarty
Richard Fogarty
Chief Accounting Officer,
Vice President, Finance and Secretary