Form 10-Q
period 2015-09-30
Presbia PLC
filed 2015-11-13
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of outstanding shares of the Registrant’s ordinary shares as of October 27, 2015 was 13,355,477 shares.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015, “Part II, Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2015, filed with the Securities and Exchange Commission on May 15 and August 6, 2015, respectively, and “Part II, Item 1A. Risk Factors” elsewhere in the report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

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

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash	$25,371	$138
Accounts receivable	34	25
Inventory, net	419	378
Prepaid expenses and other current assets	287	122
Total current assets	26,111	663
Property and equipment, net	784	747
Intangible asset	36	46
Other assets	47	886
Total assets	$26,978	$2,342
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$1,290	$1,882
Due to related parties	53	12
Other current liabilities	705	700
Total current liabilities	2,048	2,594
Payable due to the Parent	—	417
Deferred rent	26	37
Total liabilities	2,074	3,048
Commitments and contingencies (note 10)
Shareholders' equity (deficit)
Common Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,355,477 and -0- shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	13	—
Deferred Ordinary Shares
One Euro (US$1.35) par value, 39,994 and 40,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively	54	54
Additional paid-in capital	77,035	36,626
Accumulated deficit	(52,198)	(37,386)
Total shareholders' equity (deficit)	24,904	(706)
Total liabilities and shareholders’ equity (deficit)	$26,978	$2,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRESBIA PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$10	$38	$125	$125
Cost of goods sold	34	6	95	45
Gross profit (loss)	(24)	32	30	80
Operating expenses:
Research and development	2,333	1,016	6,611	3,423
Sales and marketing	760	463	2,113	1,106
General and administrative	1,762	882	6,088	6,529
Total operating expenses	4,855	2,361	14,812	11,058
Operating loss	(4,879)	(2,329)	(14,782)	(10,978)
Interest expense	—	719	—	1,736
Other (income) expense	12	—	12	(6)
Loss before income tax provision	(4,891)	(3,048)	(14,794)	(12,708)
Income tax provision	9	5	18	10
Net loss	$(4,900)	$(3,053)	$(14,812)	$(12,718)
Other comprehensive loss	—	—	—	—
Total comprehensive loss	$(4,900)	$(3,053)	$(14,812)	$(12,718)
Net loss per share-basic and diluted	$(0.37)	$(0.33)	$(1.16)	$(1.39)
Shares used to compute basic and diluted net loss per share	13,335	9,167	12,815	9,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(14,812)	$(12,718)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	119	100
Amortization	6	3
Inventory provisions	87	35
Write-off of deferred offering costs	—	3,369
Share-based compensation (including allocation from Presbia Holdings)	1,837	308
Non-cash interest expense on funding from the Presbia Holdings	1	1,736
Non-cash operating expenses allocated from the Presbia Holdings	182	183
Changes in operating assets and liabilities:
Accounts receivable	(9)	(2)
Inventory	(127)	(139)
Prepaid expenses and other current assets	(166)	89
Other assets	(10)	(9)
Accounts payable and other current liabilities	731	(240)
Income taxes payable	16	10
Deferred rent	(11)	7
Due to related parties	70	(107)
Net cash used in operating activities	(12,086)	(7,375)
Cash flow from investing activities:
Website development costs	4	(32)
Purchase of property and equipment	(156)	(129)
Net cash used in investing activities	(152)	(161)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	38,750	—
Deferred offering costs	(2,420)	(1,605)
Capitalization of Presbia PLC	—	54
Funding from the Parent	1,141	8,750
Net cash provided by financing activities	37,471	7,199
Net increase(decrease) in cash	25,233	(337)
Cash balance at beginning of period	138	584
Cash balance at end of period	$25,371	$247

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$5

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and other current liabilities	$—	$1,100
Deferred offering costs included in Due to Presbia Holdings	$—	$650
Allocated operating expenses funded by the Presbia Holdings	$182	$183
Capitalization of amounts due to Presbia Holdings persuant to the 2015 Debt Conversion	$1,559	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PRESBIA PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(1)  Basis of Presentation

Principles of Consolidation.  The accompanying consolidated financial statements have been derived from the historical cost basis of the assets and liabilities, financial condition and cash flows of Presbia PLC and Presbia Ireland, Limited, both organized in Ireland, Presbia Investments, a direct subsidiary of Presbia PLC organized in the Cayman Islands, and Presbia Ireland, Limited’s subsidiaries, Presbia USA, Inc., and OPL, LLC. Presbia USA, Inc. and OPL, LLC are both entities organized in the United States, and include Presbia USA, Inc.’s subsidiaries, Visitome, Inc. and PresbiBio, LLC, both organized in the United States, and OPL, LLC’s direct and indirect subsidiaries, PIP Holdings, C.V and Presbia Cooperatief U.A., both organized in the Netherlands, and PresbiOptical LLC, organized in the United States (collectively, including Presbia PLC, the “Company”).  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  The Company’s fiscal year ends on December 31. The entities presented in the consolidated financial statements have been under common control during the periods presented. All intercompany accounts have been eliminated in consolidation.

2013 Restructuring and Formation of Presbia PLC.  Presbia PLC, an Irish public limited company, was formed on February 6, 2014 through the issuance of 40,000 shares for 40,000 Euro (approximately $54,000) for the purpose of consummating an initial public offering of its ordinary shares. Presbia PLC’s ultimate controlling shareholder, Presbia Holdings (the “Parent”), was organized in the Cayman Islands in 2007 as an exempted company with limited liability. On October 21, 2013, the Parent completed a restructuring (the “2013 Restructuring”) which involved the formation on September 13, 2013 of an interim holding company, Presbia Ireland, Limited, and the contribution by the Parent of 100% of its direct and indirect ownership interests in its business, assets and subsidiaries to Presbia Ireland, Limited. At the time of the 2013 Restructuring, Presbia Ireland, Limited was wholly-owned by Presbia Holdings and certain intercompany debt was owed to Presbia Holdings by certain of its other subsidiaries. As part of the 2013 Restructuring, approximately $12.2 million of such outstanding intercompany debt owed to Presbia Holdings was converted to equity of such subsidiaries.

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

Liquidation of Presbia Holdings. On May 13, 2015 the board of directors and shareholders of Presbia Holdings approved a voluntary liquidation and distribution of the assets of Presbia Holdings consisting primarily of 9,666,667 shares of Presbia PLC shares, of which 500,000 shares were acquired during the initial public offering and 9,166,667 were acquired pursuant to the 2015 Capital Contribution, to its ordinary shareholders. On May 13, 2015, the shareholders also approved a plan that would immediately fully vest all outstanding options and restricted share awards and, in the case of the options, accelerate the expiration date of all such options to June 15, 2015. On August 3, 2015, the distribution of the 9,666,667 shares of Presbia Holdings was completed. See Note 6 and for further discussion.

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three months and nine months ended September 30, 2015 and 2014 have been prepared in accordance with the requirements of Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Amounts related to disclosures of December 31, 2014 balances within these interim consolidated financial statements were derived from the aforementioned Form 10-K.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Liquidity

The Company has incurred significant operating losses since inception and had relied on funding from the Parent to fund operations prior to its IPO on February 3, 2015.  At September 30, 2015, the Company has an accumulated deficit of $52.2 million.  As the Company continues to incur losses, its transition to profitability will depend on the following commercial milestones to achieve sufficient resources to support its cost structure: presently, the successful development, approval and commercialization of its product outside the United States, and secondarily, if approval is received from the FDA, the commercialization of its product within the United States. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital.  Management expects that existing cash as of September 30, 2015 will be sufficient to fund the Company’s operations for at least twelve months from the balance sheet date.

(2)  Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists with the customer, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenue is recognized upon shipment and payments are either received in advance, or net 30 days.  As of September 30, 2015, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers.

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

Deferred Offering Costs

During the three months ended March 31, 2015, the Company incurred approximately $1.2 million, related to its IPO which was completed on February 3, 2015.  Upon completion of the IPO, the Company netted approximately $2.0 million in offering costs, including approximately $0.8 million recorded as other assets on the balance sheet as of December 31, 2014, against the gross proceeds in shareholders’ deficit. During the nine months ended September 30, 2014, the

Company wrote-off approximately $3.4 million in previously deferred offering costs due to delays beyond 90 days in the launch of its initial public offering.

Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, such as prepaid expenses, accounts payable and accrued expenses, approximate fair value due to their short maturities. Amounts payable to related parties, which has no fixed maturity or expiration date, do not have readily determinable fair values.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The standard permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for Presbia PLC in the fiscal year beginning July 1, 2018, with an option to adopt the standard for the fiscal year beginning July 1, 2017. We are currently evaluating this standard and have not yet selected a transition method or the effective date on which we plan to adopt the standard, nor have we determined the effect of the standard on our financial statements and related disclosures.

In August 2014, the FASB issued a new standard that will require management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current U.S. GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The standard will be effective for Presbia PLC in the fiscal year beginning July 1, 2016. Early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

In July 2015, the FASB issued final guidance that simplifies the subsequent measurement of inventory for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by the existing guidance. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance does not change how entities initially measure the cost of inventory. Presbia PLC adopted this guidance in the fiscal year beginning July 1, 2015. Such adoption did not have a material impact on our financial statements.

(3)  Composition of Certain Financial Statement Captions

Inventory, net is summarized as follows:

	September 30, 2015	December 31, 2014
Lenses	321	$371
Accessories	98	7
Total	$419	$378

Property and equipment is summarized as follows:

	September 30, 2015	December 31, 2014

Office equipment and computers	$74	$51
Leasehold improvements	142	132
Production equipment and facilities	743	682
Software	23	7
Construction in process	21	0
Furniture and vehicles	156	155
	1,159	1,027
Less: accumulated depreciation	(375)	(280)
Property & Equipment, net	$784	$747

Other assets are summarized as follows:

	September 30, 2015	December 31, 2014
Prepaid rent and other	$47	$47
Deferred costs related to IPO	—	839
Total	$47	$886

Other current liabilities are summarized as follows:

	September 30, 2015	December 31, 2014
Costs related to the IPO	$—	$327
Accrued professional fees	160	20
Accrued payroll & vacation	131	114
Other accrued liabilities	414	239
Total	$705	$700

(4)  Shareholders’ Equity (Deficit)

Common Ordinary Shares and Deferred Ordinary Shares

As of September 30, 2015, the share capital of Presbia PLC was $400,000 and €40,000, divided into: 350,000,000 ordinary shares of $0.001 each (the “Ordinary Shares”), 13,355,477 of which were outstanding as of September 30, 2015; 50,000,000 preferred shares of $0.001 (the “Preferred Shares”) each, all of which are authorized but unissued; and 39,994 deferred ordinary shares of €1.00 each (the “Deferred Ordinary Shares”), all of which are issued and outstanding as of September 30, 2015. The aggregate 9,166,667 ordinary shares of Presbia PLC have been reflected as issued and outstanding as of the earliest date of the periods presented for purposes of computation of comparable basic and diluted net loss per share.

The rights and restrictions attached to the Ordinary Shares are as follows: the right to attend and speak at any general meeting of the Company and to exercise one vote per Ordinary Share held at any general meeting of the Company; the right to participate pro rata in all dividends declared by the Company; and the right, in the event of the Company’s winding up, to participate pro rata in the total assets of the Company.

The Deferred Ordinary Shares were initially issued as 40,000 ordinary shares of one Euro each on February 6, 2014 in connection with the formation of Presbia PLC. On January 14, 2015, the Company amended its memorandum and articles of association, resulting in the re-designation of such shares as deferred ordinary shares. The rights and restrictions attached to the Deferred Ordinary Shares are as follows:

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

On August 3, 2015, upon completion of the distribution of the assets of Presbia Holdings to its ordinary shareholders, six shares of the Deferred Ordinary Shares were acquired for nil consideration and cancelled and 39,994 shares were issued to the Company’s largest shareholder.

The rights attached to the Preferred Shares will be determined by the Company’s board of directors. The directors are authorized to issue all or any of the authorized but unissued Preferred Shares from time to time in one or more classes or series, and to fix for each such class or series such voting power, full or limited, or no voting power, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board providing for the issuance of such class or series, including, without limitation, the authority to provide that any such class or series may be: redeemable at the option of the Company, or the holders, or both, with the manner of the redemption to be set by the Company’s board of directors, and redeemable at such time or times, including upon a fixed date, and at such price or prices, as shall be determined by the Board; entitled to receive dividends (which may be cumulative or non-cumulative) at such rates, on such conditions and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes of shares or any other series all as shall be determined by the Board; entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company, as shall be determined by the Board; or convertible into, or exchangeable for, shares of any other class or classes of shares, or of any other series of the same or any other class or classes of shares, of the Company, at such price or prices or at such rates of exchange and with such adjustments as the Company’s board of directors determines.

Additional Paid-in Capital

On January 14, 2015, the Parent entered into a Debt Conversion Agreement pursuant to which all outstanding amounts owed to the Parent under the Interest Rate Agreement governing such debt at that time were contributed to paid-in capital of certain of the Parent’s subsidiaries.

Additional paid-in capital was $77.1 million as of September 30, 2015, compared to $36.7 million as of December 31, 2014. The change consists of a contribution of approximately $1.5 million pursuant to the Debt Conversion Agreement, share-based compensation of $1.8 million, payments of $0.2 million of bonuses paid by Presbia Holdings on behalf of the Company and net proceeds of $36.8 million from the Company’s IPO.

The following table sets forth the changes in shareholders’ equity (deficit) for the nine-months ended September 30, 2015 in thousands of U.S. Dollars (except share values).

	Common Stock		Deferred	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Capital	Deficit	Total

Balance, December 31, 2014	-	$-	40,000	$36,680	$(37,386)	$(706)

Nine-Months Ended September 30, 2015:
Capitalization of amounts due to Parent pursuant to 2015 Debt Conversion of Presbia Holdings	—	—	—	1,559	—	1,559
Initial public offering, net of issuance costs	13,333,334	13	—	36,830	—	36,843
Stock-based compensation (including allocation from the Parent)	—	—	—	1,837	—	1,837
Cancellation of deferred shares pursuant to distribution of Parent's assets	—	—	(6)	—	—	—
Issuance of restricted shares	22,143	—	—	—	—	—
Bonus payments by Parent on behalf of Parent	—	—	—	183	—	183
Net loss	—	—	—	—	(14,812)	(14,812)
Balance, September 30, 2015	13,355,477	$13	39,994	$77,089	$(52,198)	$24,904

(5)  Loss per Share

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

Basic and diluted loss per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net loss per share
Net loss	$(4,900)	$(3,053)	$(14,812)	$(12,718)
Net loss allocated to common shareholders	$(4,900)	$(3,053)	$(14,812)	$(12,718)
Weighted average shares outstanding - Basic and diluted	13,335	9,167	12,815	9,167
Basic and diluted net loss per share	$(0.37)	$(0.33)	$(1.16)	$(1.39)

The aggregate 9,166,667 Ordinary Shares of the Company as discussed in Note 4 have been reflected as issued and outstanding as September 30, 2014 for purposes of computation of basic and diluted net loss per share.  Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,094,974 and 924,660 weighted average shares for the three and nine months ended September 30, 2015, respectively.

(6)  Share Based Awards

Equity Issued by Parent

Prior to January 14, 2015 and the Company’s IPO, the Parent granted options to purchase its ordinary shares and granted awards of restricted ordinary shares, to both employees and non-employees of the Company and share-based compensation related to such awards is recognized as expense in the accompanying consolidated statements of Operation and Comprehensive Loss.  Information regarding prior period awards is available in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No new options or restricted shares were granted by the Parent during the nine month period ended September 30, 2015.

On May 13, 2015, the shareholders of the Parent approved a plan in which all options and unvested restricted shares outstanding as of that date were to become fully vested and, in the case of the options, the expiration date of the options were accelerated to September 15, 2015. On May 13, 2015, approximately 4.7 million options were outstanding and 1.4 million restricted shares were unvested. During the prescribed exercise period, 3,785,000 options were exercised at an exercise price of $0.08 and 956,250 options were cancelled or forfeited at an average exercise price of $0.24 per option. Stock-based compensation expense of approximately $21,000 was recorded in the nine month period ended September 30, 2015 in connection with the acceleration of the vesting periods for 665,000 unvested options.

The following table sets forth the Parent’s option activity for the nine months ended September 30, 2015:

		Weighted
		Average
	Number Of	Exercise	Aggregate
	Parent's	PricePer	Intrinsic
Parent	Shares	Share	Value

Balance, December 31, 2014	4,835,000	$0.11
Granted	—	$—
Exercised	(3,860,000)	$0.08	$656
Forfeited/cancelled	(975,000)	$0.24
Balance, September 30, 2015	—	$—

Restricted Shares

No restricted shares were granted by the Parent during the nine months ended September 30, 2015.  As of May 13, 2015, there were 1,400,000 unvested restricted shares of the Parent with a weighted average grant date fair value of $0.30 per share. Pursuant to the plan to immediately accelerate the vesting periods of the restricted shares adopted on May 13, 2015, approximately $104,000, using a fair value of $0.26 per ordinary share, was recognized as stock-based compensation in the nine months ended September 30, 2015 in connection with 400,000 unvested shares. The other 1.0 million unvested restricted shares had been fully expensed at the time of grant in 2013.

Unrecognized Share-based Compensation

As of September 30, 2015, there was no unrecognized stock-based compensation expense related to the awards issued by the Parent.

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 1,800,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 701,000 were available on September 30, 2015 for future grants and awards.  The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the Presbia Incentive Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense included in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$54	$81	$161	$216
General and administrative	334	29	1,554	78
Sales and marketing	46	4	122	14
Total	$434	$114	$1,837	$308

Options

The following table sets forth the Company’s option activity for the nine months ended September 30, 2015:

		Weighted
		Average
		Exercise
	Number Of	Price Per
	Shares	Share

Balance, December 31, 2014	—	$—
Granted	1,103,000	$9.74
Forfeited/cancelled	(19,667)	$9.09
Balance, September 30, 2015	1,083,333	$9.76

Vested and expected to vest, September 30, 2015	988,636	$9.76
Exercisable, September 30, 2015	90,000	$10.00

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions.  The Company estimated expected life utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of the "plain-vanilla" options as defined by the Securities Exchange Commission. Due to its limited stock price volatility history, the Company uses a peer group average under ASC 718 consistent with the expected term of the stock options in effect at the time of the grants. The risk-free rate is based on the U.S. Treasury yield consistent with the expected term of the stock options at the time of the grant. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The following table presents the grant date assumptions used in the Black-Scholes model for determining the fair value of 1,027,500 employee options issued during the nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Expected life	6.5 years	5.5-6.5 years
Expected volatility	84.5%	76.8% - 84.5%
Expected dividends	0%	0%
Risk-free rate	2.0%	1.3% - 2.0%

The weighted-average grant date fair value of the employee options granted during the nine months ended September 30, 2015 was $6.98 per share. For those options granted to employees, stock-based compensation expense is based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. A 5% forfeiture rate assumption was applied, which reduces the amount of expense recognized each period anticipating that a portion of all options granted will, more likely than not, be cancelled prior to the dates of its vesting periods. The forfeiture rate is subject to review and may be adjusted based upon experience.

Non-Employee Options

During the nine months ended September 30, 2015, 75,500 options were granted to non-employee consultants and medical advisors in which the following assumptions were used in the Black-Scholes valuation model to determine the option fair values:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Expected life	9.5-9.8 yrs.	9.5-9.8 yrs.
Expected volatility	78.8%	78.80%
Expected dividends	0%	0%
Risk-free rate	2.1%	1.9% - 2.4%

In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared. Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to a forfeiture rate of 5%.

Restricted Shares

On March 16, 2015, the Company’s board of directors approved grants of 9,270 restricted ordinary shares of the Company each to Robert J. Cresci and to Dr. Mark Blumenkranz, both of whom were at that time board members.  On August 3, 2015, in connection with the appointment of Dr. Gerd Auffarth to the board of directors, the Company’s board approved a grant of 11,019 restricted ordinary shares of the Company to Dr. Auffarth and cancelled, as a result of the resignation from the board of directors of Dr. Blumenkranz, 7,416 restricted ordinary shares. Also on August 3, 2015, the remaining 1,854 restricted shares held by Dr. Blumenkranz were fully vested. The aggregate grants of 29,559 shares vest in five equal, annual installments commencing one year after the date of grant. The weighted-average grant date fair value for the restricted shares was estimated using the market price of the ordinary shares on the date of grant ($8.63 per share on March 16, 2015 and $7.26 on August 3, 2015).

As of September 30, 2015, there were 20,289 unvested restricted shares of the Company outstanding with a weighted average grant date fair value of $7.89 per share. The Company recorded compensation expense related to restricted shares of approximately $17,900 and $27,200 for the three months and nine months ended September 30, 2015, respectively. The following table sets forth the Company’s restricted share activity for the nine months ended September 30, 2015:

		Weighted
	Unvested	Average
	Number Of	Fair Value
	Shares	Per Share

Balance, December 31, 2014	—	$—
Granted	29,559	$8.12
Vested	(1,854)	$8.63
Forfeited/cancelled	(7,416)	$8.63
Unvested, September 30, 2015	20,289	$7.89

Vested and expected to vest, September 30, 2015	22,143	$7.95
Vested, September 30, 2015	1,854	$8.63

Unrecognized Share-based Compensation

As of September 30, 2015, there was $4.7 million and $0.3 million of unrecognized compensation expense related to employee and non-employee options of the Company, respectively, which collectively is expected to be recognized by the Company over the weighted average vesting period of 3.9 years.  Unrecognized compensation expense related to restricted shares was $130,000 as of September 30, 2015 and is expected to be recognized over the weighted average vesting period of 4.7 years.

(7)  Related Party Transactions

The following table sets forth the amounts due to related parties reflected in the accompanying consolidated balance sheets:

	September 30, 2015	December 31, 2014

Payable to related parties—current:
Management services provided by related parties	$53	$12

Total	$53	$12

Payable due to the Parent—noncurrent:
Principal amounts due to the Parent	$—	$417
Accrued interest due to the Parent	—	—

Total	$—	$417

(8)  Concentration of Credit Risk

The Company had cash of $25.4 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

(9)  Operating Segments and Geographic Information

The Company has one reportable segment that is evaluated regularly by its chief decision making group in deciding how to allocate resources and in assessing performance.

The following tables set forth the Company’s revenues generated from external customers located in foreign countries and long-lived assets by area:

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2015	2014	2015	2014
Ireland	$4	$32	$61	$113
Korea	—	—	36	—
UK	—	—	2	—
Italy	—	4	—	4
Japan	—	—	—	5
Netherlands	5	—	17	—
Australia	1	—	2	—
Canada	—	2	7	3
Total	$10	$38	$125	$125

LONG-LIVED ASSETS	September 30, 2015	December 31, 2014

U.S.	$752	$716
Foreign	32	31

Total	$784	$747

(10)  Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(11)  Subsequent Event

The Company has evaluated subsequent events through the date of this filing and notes no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We refer to the 2013 Restructuring and Formation of Presbia PLC, the 2014 Debt Conversion, the 2015 Debt Conversion and the 2015 Capital Contribution, each described in Note 1 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, collectively, the Reorganization Transactions.  Unless we state otherwise, the terms “we,” “us,” “our,” “Presbia” and the “company” refer to Presbia PLC and its consolidated subsidiaries after giving effect to the Reorganization Transactions. Prior to the completion of the Reorganization Transactions, the foregoing terms refer to the entities that became the consolidated subsidiaries of Presbia PLC upon consummation of the Reorganization Transactions.

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

●

Overview of Results of Operations.  This section provides our analysis and outlook for the significant line items on our consolidated statements of operations and comprehensive loss, as well as other information that we deem meaningful to understand our results of operations on a consolidated basis.

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

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area, or EEA (all of the 28 European Union member states plus Iceland, Liechtenstein and Norway), and Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval.

We are presently seeking marketing approval in other strategic countries, including the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or FDA, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five additional investigational sites.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or PMA, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are targeting submission of our final PMA, containing 24-month data on 300 subjects, to the FDA in the fourth quarter of 2017.  We are pursuing a modular PMA submission strategy whereby we intend to submit to the FDA information regarding preclinical testing, engineering, and manufacturing beginning in the second quarter of 2016 to the first quarter of 2017 prior to the submission of our final PMA. We are targeting PMA approval of our microlens in the third quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018.

These milestones could be delayed by further interactions with the FDA or by a variety of other factors.  In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule.  Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of September 30, 2015, we had an accumulated deficit of $52.2 million. We expect to continue to incur significant losses for the foreseeable future.

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

On May 13, 2015, the ordinary shareholders of Presbia Holdings, our controlling shareholder, approved a voluntary liquidation of Presbia Holdings and the distribution of its assets consisting primarily of 9,666,667 shares of Presbia PLC, of which 500,000 shares were acquired during the initial public offering and 9,166,667 were acquired pursuant to the 2015 Capital Contribution described in Note 1 of the unaudited consolidated financial statements. On May 13, 2015, the shareholders approved a plan that would immediately fully vest all outstanding options and restricted share awards and, in the case of the options, accelerate the expiration date of all such options to September 15, 2015. On August 3, 2015, the distribution of the 9,666,667 shares of PLC to the ordinary shareholders of Presbia Holdings was completed.

Critical Accounting Policies and Estimates

The discussion and analysis of our consolidated financial statements and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.  We have based and will base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period.  Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the year ended December 31, 2014.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015	2014	Change	%
Revenues	$10	$38	$(28)	-73.7%
Cost of goods sold	34	6	28	466.7%
Operating expenses:
Research and development	2,333	1,016	1,317	129.6%
Sales and marketing	760	463	297	64.1%
General and administrative	1,762	882	880	99.8%
Operating loss	(4,879)	(2,329)	(2,550)	109.5%
Interest expense	—	719	(719)	-100.0%
Other income	12	—	12	100.0%
Loss before income tax provision	(4,891)	(3,048)	(1,843)	60.5%
Income tax provision	9	5	4	80.0%
Net loss	$(4,900)	$(3,053)	$(1,847)	60.5%

	Nine Months Ended September 30,
	2015	2014	Change	%
Revenues	$125	$125	$—	0.0%
Cost of goods sold	95	45	50	111.1%
Operating expenses:
Research and development	6,611	3,423	3,188	93.1%
Sales and marketing	2,113	1,106	1,007	91.0%
General and administrative	6,088	6,529	(441)	-6.8%
Operating loss	(14,782)	(10,978)	(3,804)	34.7%
Interest expense	—	1,736	(1,736)	-100.0%
Other income	12	(6)	18	-300.0%
Loss before income tax provision	(14,794)	(12,708)	(2,086)	16.4%
Income tax provision	18	10	8	80.0%
Net loss	$(14,812)	$(12,718)	$(2,094)	16.5%

Revenue

Revenue for the three months ended September 30, 2015 was $10,000 as compared to $38,000 for the corresponding period in 2014.  The reduction of $28,000 is primarily attributable to $28,000 in less revenue in Ireland. For the nine month period ended September 30, 2015, revenue of $125,000 was equal to the corresponding period in 2014. Although revenue was relatively flat period over period, there were significant changes by geographic location for revenue: we had higher revenue in South Korea of $36,000, $17,000 higher revenue in the Netherlands, offset by a revenue decrease of $52,000 in Ireland.  Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $34,000 for the three months ended September 30, 2015 as compared to $6,000 in the three months ended September 30, 2014, or an increase of $28,000, compared to a $28,000 decline in revenue for the same period.  Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory.  During the three months ended September 30, 2015 and 2014, we recorded additional provisions for inventory obsolescence and favorable adjustments of $32,100 and $3,300, respectively. For the nine month period ended September 30, 2015 and 2014, cost of goods sold was $95,000 and $45,000, respectively, or an increase of $50,000 compared to no change in revenue for the same periods.  Provisions for inventory reserves was $87,000 and $35,000 for the corresponding periods.

Research and Development

Research and development expense increased by $1.3 million, or 130%, for the three months ended September 30, 2015 as compared to the same period in 2014. In February 2015, we received approval from the FDA to commence the second phase of the staged U.S. clinical trials.  The increase is primarily due to (i) a $1.0 million cost increase related to our U.S. clinical trials attributed to higher patient recruiting costs and surgeon fees for 346 subjects in Phase II as compared to a maximum of 75 subjects in Phase I of the pivotal trial, (ii) $0.2 million in higher surgical training costs related to the Phase II study, and (iii) a $0.1 million increase in costs related to regulatory affairs and product development costs. For the nine months ended September 30, 2015, research and development costs increased by $3.2 million, or 93%, as compared to the nine month period ended September 30, 2014, primarily attributable to (i) a $2.0 million increase in spending on the Phase II clinical trials with respect to patient recruiting costs, surgeon fees and contract research organization fees required to carry out the trials and test equipment located at five additional investigational sites required to measure the results of the clinical trials, (ii) product development and regulatory cost increases of $0.4 million, (iii) increase of $0.1 million in the manufacturing center dedicated to the clinical trials overall and (iv) a $0.7 million increase in surgical training costs related to the Phase II clinical trials.

With the patient recruiting and surgical treatment phase of the second phase of the U.S. staged clinical trials completed during the third quarter of 2015, we believe research and development expense associated with the clinical trials will decline in future quarters relative to the level of expense recorded in the three months ended September 30, 2015.

Sales and Marketing

Sales and marketing expense increased by $0.3 million, or 64%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  The increase is a result of higher sales and marketing personnel costs, advertising and promotional costs to attract new clients for our product outside of the United States and travel expenses related to supporting clients outside the United States.  Sales and marketing expense increased by $1.0 million, or 91%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The increase is a result of higher sales and marketing personnel costs and travel expenses of $0.8 million related to opening up new markets in South Korea and the Netherlands and increased corporate marketing programs and advertising spending by $0.2 million.

Due to increased commercial activity outside the United States consisting of training of surgeons, additional headcount and related salary and benefit expenses, travel and marketing costs in general, we believe that selling and marketing expense will increase during future quarterly periods relative to the level of expense recorded in the three months ended September 30, 2015.

General and Administrative

General and administrative expense increased by $0.9 million, or 100%, for the three months ended September 30, 2015 as compared to the same period in 2014. General and administrative expenses increased due primarily to the expected higher costs of being a public registrant and consisting of (i) higher compensation costs of $0.3 million related to additional headcount costs and option grants issued at the time of the initial public offering, (ii) increased professional fees, including auditing and legal services of $0.3 million, (iii) higher directors and officer insurance premiums of $0.1 million and (iv) higher outside services of $0.1 million related to public company activities such as printing costs and proxy materials and services. For the nine month period ended September 30, 2015 as compared to the same period of 2014, and excluding a one-time write-off of $3.4 million related to a delay in our initial public offering beyond a 90 day period in the second quarter of 2014, general and administrative expenses increased by $3.0 million, consisting of (i) higher share-based compensation costs of $1.5 million related to option grants issued at the time of the initial public offering and a portion of these options vesting on the date of the grant, (ii) higher salaries and wages of $0.2 million, (iii) increased professional fees including auditing and legal services of $0.6 million, (iv) higher directors and officer insurance premiums of $0.3 million and (v) higher outside services and other expenses of $0.4 million related to public company activities such as printing costs, travel and proxy materials and services.

Interest Expense

Interest expense decreased by $0.7 million and $1.7 million, or 100%, respectively, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. For the three months and nine months ended September 30, 2014, interest expense of $0.7 million and $1.7 million, respectively, was based on an average principal due Presbia Holdings of approximately $19.2 million for the three months ended September 30, 2014 and $15.1 million for the nine month period ended September 30, 2014, at an annual rate of 15% compounded daily.  Subsequently, on

November 30, 2014 and on January 14, 2015, Presbia Holdings converted all the indebtedness we owed to Presbia Holdings at those times to equity.  Also, on November 30, 2014, we entered into an Interest Rate Agreement with Presbia Holdings wherein any future borrowings from Presbia Holdings would accrue interest at a rate equal to the then applicable monthly federal rate of interest for short-term loans, adjusted monthly, compounding daily.

Net Loss

Our net loss of $4.9 million and $14.8 million for the three and nine months ended September 30, 2015, respectively, was $1.8 million greater, or 61% greater, and $2.1 million greater, or 17% greater, respectively, than the net losses in the corresponding periods in 2014. We expect that losses will continue through 2015 and 2016, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we completed the initial public offering of our Ordinary Shares.  We sold a total of 4,166,667 Ordinary Shares at a public offering price of $10.00 per share.  At September 30, 2015, we had cash of $25.4 million, reflecting a $25.3 million increase from our cash balance at December 31, 2014 of $0.1 million.  The increase primarily reflects the net proceeds from our initial public offering of approximately $36.8 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing, costs and completion of clinical trials for our products;
•	the number and characteristics of products that we market and sell;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the United States; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(12,086)	$(7,375)
Net cash used in investing activities	$(152)	$(161)
Net cash provided by financing activities	$37,471	$7,199

Prior to the consummation of our initial public offering on February 3, 2015, we relied on funding from Presbia Holdings to fund all of our operations including offering costs to complete our initial public offering.  At September 30, 2015, we had an accumulated deficit of approximately $52.2 million and we expect to incur additional operating losses during fiscal years 2015 and 2016, and possibly further.  As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens in the U.S. and the successful commercialization of our microlens in those jurisdictions outside the United States in which we have or seek marketing approval.  We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital.  With existing cash at September 30, 2015, we expect to be able to fund our operations and have sufficient cash reserves for the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015 and the effect that such obligations are expected to have on our liquidity and cash in future periods.

Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease obligations	$194	$103	$—	$—	$297
Total	$194	$103	$—	$—	$297

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange sensitivities as follows:

Interest Rate Risk

We had cash of $25.4 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively, which consists of checking account deposits.  Historically, we have maintained minimal cash balances. Our levels of interest income on the unused balances will continue to be subject to fluctuations in market interest rates.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, and “Part II, Item IA. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015, and “Part II, Item IA. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 6, 2015 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. Except as set forth below, there have been no material changes to the risk factors disclosed in these Securities and Exchange Commission reports.

Based on our current plan, we believe we will likely need additional capital to support our operations.

Based on our current business plan, we believe that our cash and cash equivalents at September 30, 2015, coupled with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through at least 2016.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

10.1

Consulting Agreement by and between Presbia PLC and Zohar Loshitzer, dated October 1, 201

(Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2015).

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

PRESBIA PLC

Date: November 12, 2015	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ Richard Fogarty
Richard Fogarty
Chief Accounting Officer,
Vice President, Finance and Secretary