Form 10-K
period 2015-12-31
Presbia PLC
filed 2016-03-28
CIK 1591096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s ordinary shares (the only common equity of the Registrant) held by non-affiliates for the last business day of the Registrant’s most recently completed second fiscal quarter: $30,140,000.

As of March 21, 2016, there were 13,371,445 ordinary shares outstanding.

PRESBIA PLC

2015 ANNUAL REPORT ON FORM 10-K

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing, progress and results of our clinical trials, our regulatory submissions and our research and development programs;
•	our ability to advance our products into, and successfully complete, clinical trials;
•	our ability to obtain pre-market approvals;
•	the commercialization of our products;
•	our anticipated cash needs and our needs for additional financing;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the timing or likelihood of regulatory filings and approvals;
•	our financial performance; and
•	developments relating to our competitors and our industry.

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

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area (all European Union member states plus Iceland, Liechtenstein and Norway), or EEA, and Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval, such as South Korea and Australia. Through February 15, 2016, ophthalmic surgeons have implanted over 750 of our microlenses outside of the United States. For geographic information regarding our revenues and long-lived assets, please see Note 11 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We are presently seeking marketing approval in other strategic countries, including the United States. In order to commercialize our microlens and our proprietary insertion tool, which we refer to as our microlens inserter, in the United States, we must first obtain a pre-market approval, or PMA, from the U.S. Food and Drug Administration, or the FDA. In December 2013, we received approval of our investigational device exemption, or IDE, to commence a staged pivotal clinical trial in order to obtain clinical data necessary to obtain FDA approval to market our microlens and microlens inserter in the United States. We began enrollment for this study in May 2014 and began treating patients in June 2014. Initially, 75 subjects underwent insertion of our microlens at six investigational sites in the first stage of this study. Based on six-month data on 52 of these subjects, in January 2015, we submitted an interim safety report to the FDA along with a supplement to our IDE with the request for approval to begin second stage enrollment. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. Through February 15, 2016, 346 subjects underwent insertion of our microlens in the second stage of this study. We do not expect to receive approval from the FDA and commence commercial activity in the United States before the fourth quarter of 2018.

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

Cataracts are age-related, while myopia, hyperopia and astigmatism are not. The most common surgical treatment for myopia, hyperopia and astigmatism is LASIK surgery, in which the surface of the cornea is carefully mapped and then a computerized optical laser uses this mapping to reshape the surface of the cornea by ablation to permit proper focusing. Cataracts are most often treated by surgically removing the affected lens and replacing it with a monofocal (that is, a single focus) IOL.

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

There are presently four surgical correction categories for treating presbyopia:

Monovision. Monovision treatments correct one eye, typically the dominant eye, for distance vision and correct the other, non-dominant eye for near vision. While monovision may be accomplished through the use of glasses with two different lenses with varying thickness, that approach can cause bothersome symptoms when a person looks through the edges of the glasses. A more typical approach to monovision is the use of two different contact lenses. A more permanent monovision approach is to undergo laser or IOL-based refractive surgeries adapted for presbyopia correction. A significant drawback of monovision surgical treatments is the complexity of achieving additional correction, if vision further deteriorates. Additional drawbacks include occasional patient adaptation issues, whereby patients have difficulty adjusting to the monovision arrangement and suffer from blurring of vision, difficulty driving at night and loss of stereopsis, or the ability to focus upon an object with both eyes and create a single stereoscopic image.

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

Our Technology

Our microlens is a disc shaped lens that has a refractive zone in the periphery designed to improve near vision problems associated with presbyopia and a central zone that is designed to improve distance vision. The two figures below illustrate the design of our microlens.

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

Near Vision with Microlens

To improve maximum distance vision, the central refractive portion of our microlens is designed to permit light from distant objects to pass through the cornea and lens and focus on the retina (lighter shaded light shown below). The refractive peripheral portion of the lens causes some distant light rays to focus in front of the retina, instead of on it (darker shaded light shown below). However, when the brain receives dual visual stimulus from the corrected non-dominant eye, as well as the uncorrected dominant eye, it is able to correctly combine the information into an image for the patient.

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

Through February 15, 2016, ophthalmic surgeons have implanted over 1,000 of our microlenses.

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

Figure 4

Uncorrected Distance Visual Acuity Operated Eye

(N=70 at Month 12)

There are several possible explanations for the loss of distance visual acuity in the operated eye, including, but not limited to the following:

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

We continue to evaluate our microlens through clinical studies and marketing and post-marketing evaluations in connection with regulatory requirements and our commercialization efforts. In addition, through February 15, 2016, ophthalmic surgeons have implanted over 1,000 of our microlenses.

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

Upgraded Microlens Inserter

We completed development of a disposable non-sterile microlens inserter in the fourth quarter of 2015. This product is designed to be used only one time, making the insertion process easier and quicker for surgeons. This device is currently available and in compliance in the European Union and many other countries. We have completed and selected a lens delivery assembly. We designed a preloaded inserter and are conducting a preliminary testing and evaluation. Once evaluation is completed, the packaging system for the lens delivery assembly, including the lens, will be finalized. We expect that authorization to market these products in the United States will require submission of a 510(k).

Clinical Development and Commercialization Targets

In December 2013, we received approval from the FDA to commence a staged pivotal clinical trial of our microlens in the United States. This clinical trial is a prospective, non-randomized, unmasked, multicenter clinical investigation. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States. Beginning in June 2014, each of these subjects underwent insertion of our microlens in the subject’s non-dominant eye. Based on six-month data on 52 of these subjects, in January 2015, we submitted to the FDA an interim safety report as a supplement to our IDE. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. Through February 15, 2016, 346 subjects underwent insertion of our microlens in the second stage of this study. We currently anticipate that in order to file our PMA we will need 24-month post-surgery data on each of at least 300 patients. All subjects will be followed for three years following implantation. Subjects from outside the United States will not be enrolled in this study. The primary endpoint will be UCVA-near at 24 months post- implantation, together with safety objectives such as a low rate of ocular adverse events, endothelial cell loss over time in the operated eye, and an assessment of BCVA-distance and contrast sensitivity in the operated eye (the visual ability, with distance vision correction in place, to see objects that may not be outlined clearly or that do not stand out from their background). Although our microlens is designed to be removable, our IDE requires any removal to be reported as an adverse event. We are pursuing a modular PMA submission strategy, which strategy was approved by the FDA in January 2016, whereby we intend to submit to the FDA information regarding biocompatibility, engineering, manufacturing and 2 years of clinical data in the second (biocompatibility module) and fourth quarter (engineering module) of 2016 . We are targeting submission of the third (manufacturing) PMA module in the first quarter of 2017 and our final PMA module, containing 24-month data on 300 subjects, to the FDA, in the fourth quarter of 2017.We are targeting PMA approval of our microlens in the fourth quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018. These milestones could be delayed by further interactions with the FDA or by a variety of other factors, including the final design of the study that is approved by the FDA, and are subject to risks and uncertainties. There can be no assurance that the FDA will grant our PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule. In addition, the FDA may require us to conduct post-approval studies as a condition of approval.

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

Strategy

Our goal is to become the leading provider of corneal lens implants for patients with presbyopia. We are currently commercializing our microlens internationally in select countries. In December 2013, we gained approval to begin a staged pivotal clinical trial in order to seek marketing approval for our microlens in the United States. We completed the first stage of this study in July 2014, and submitted to the FDA an interim safety report on 52 subjects in January 2015. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. At that time we began enrollment of an additional 337 patients for our second stage enrollment. We completed second stage enrollment in September 2015.

We believe that most presbyopic individuals are not aware of procedures intended to decrease their dependence on reading glasses, the traditional solution for presbyopia, and therefore do not seek treatment from an ophthalmic professional.

We believe that refractive surgery center operators, impacted by sharp declines in LASIK procedure volumes, are searching for new technologies that can be used in elective (patient-pay) procedures to grow revenues. We believe that these centers have existing infrastructure (femtosecond lasers) and databases of patients who may be eligible for these presbyopia procedures. We believe that a significant opportunity rests in the population of presbyopic individuals who are unaware of these new treatment options. Our entry strategy is to identify refractive laser surgery centers and to certify the surgeons in these centers to enable them to commercially offer the Presbia microlens procedure.

Once a surgeon is certified, the Presbia commercial and clinical team will provide comprehensive training to all surgeons and staff, and assist with the identification of potential patients, which is intended to drive demand to the clinic for our microlens procedure. We intend to offer public relations activities and co-op marketing programs to assist the clinic in generating prospective patient leads to stimulate commercial demand for the procedure.

The surgeon goes through a comprehensive training and certification program, which includes didactic sessions, wet-lab training, and surgery performed with members of our surgical training team present during the certification process. Thereafter, patients are seen at regular intervals, and individual patient results are collected. These data are then analyzed by our clinical services team to ensure proper patient selection was achieved, that patient expectations were managed appropriately, and that patients achieve optimal visual outcomes. Once the surgeon is certified, our goal is for the practice to continue to grow its business, using the tools and methods provided by our commercialization team. We have utilized this model in certain jurisdictions, including Ireland, which resulted in adoption of our technology into the practice. Implementation of the process is designed to yield the best possible patient selection, which in turn is designed to lead to the highest possible patient satisfaction.

We currently have an arrangement with laser centers in Ireland, Australia, the Netherlands and South Korea (and Canada as permitted under Canada’s Special Access Program) whereby the laser clinic or a country-wide distributor has committed to help promote our microlens in the applicable jurisdiction.

We are deploying a targeted approach to commercial market expansion. We have selected key countries for expansion based upon several criteria including: large number of lasers, large number of laser centers, large number of refractive surgeons, high incidence of presbyopia and strong household income. We have selected South Korea to be our hub in the Asia Pacific region and Germany in the European region. We are currently focusing our strategies on South Korea. Over the course of the next year we intend to expand into Germany.

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

Sales & Marketing

Sales and marketing for our microlens is led by our vice president of sales and dedicated business development directors or managers, our clinical services director, clinical application specialists and surgical trainers. They are supported in the process by our corporate marketing team.

We believe the existing infrastructure in most refractive laser centers equipped with a 150 kilohertz or greater femtosecond laser is sufficient to support our commercialization efforts, minimizing the need to establish a significant sales representative structure at this juncture in our development. We intend to utilize a direct selling structure unless a country requires us to sell through a distributor, agent or we determine that a distributor/agent will offer us a more effective path to commercialization.

We also intend to sponsor ophthalmic surgeons to speak and present data at numerous conferences throughout Asia, Europe, Latin America and the United States. We believe this marketing strategy will help promote our microlens and increase demand from both clinicians and patients worldwide.

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

Research and Development

We believe that it is essential for us to remain focused on advancing our technology and continuing to improve our microlens, as well as our microlens inserter and other auxiliary Presbia products. We maintain an active internal research and development process, which also includes clinical activities and regulatory affairs. In order to achieve our business objectives, we will continue our investment in research and development. Our research and development team, consisting of nine persons as of December 31, 2015, communicates with ophthalmic surgeons who are currently utilizing the Presbia system, enabling us to make design changes as we receive feedback. Over the last three years, we have made a number of modifications to our microlens inserter to enable ophthalmic surgeons to more quickly and efficiently remove our microlens from its sealed container and prepare it for insertion into the laser-cut corneal pocket.

Over the next 12 months, our goal is to continue our focus on research and development, particularly with respect to completing the development of a sterilized disposable microlens inserter and a pre-loaded disposable microlens inserter for our microlens. Additionally, as we regard our microlens to be an optical platform, we will continue to explore new approaches to correct vision problems, including evaluating the development of a corneal inlay for the treatment of hyperopia. We expended $7.9 million and $4.2 million for research and development during the years ended December 31, 2015 and December 31, 2014, respectively.

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

Patents

We currently own six issued US patents, and four pending U.S. patent applications, all of which we consider material to our business. Three of our existing patents relate to our microlens inserter and corresponding methods of use; these patents expire in 2030 or 2031.  Two additional patents relate to the method and apparatus to package and transport our microlens and making it readily accessible; these patents expire in 2030. The other patent relates to a method that can be used by a laser to cut a pocket in the cornea and insert the microlens; this patent expires in 2028. Our four pending applications relate to a method and apparatus to package and transport our microlens, to an extension of the method for laser cutting a corneal pocket to insert our microlens, to the apparatus and method to use a preloaded inserter to insert our microlens, and to our proprietary data collection software.  In addition, we have a PCT application relating to a lens inserter assembly for which we anticipate entering the U.S. National Stage Application and filing several foreign counterparts before May 2016.

Additionally, we have a total of thirty-three foreign patent applications, twenty-seven of which are still pending in Australia, Brazil, Canada, China, Europe, Israel, Hong Kong, India, Japan, Korea and Russia. The foreign applications correspond to the content of the six issued U.S. patents. We currently own a patent in Canada, which corresponds to the U.S. patent which covers the method and apparatus to insert our microlens, and we have granted applications in Israel and China which correspond to the same U.S. patent. We also own patents in Japan and Australia, which corresponds to the U.S. patent which covers the microlens inserter.

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

We expect to compete against companies that are developing corneal inlay surgical solutions for presbyopia, including AcuFocus, Inc., ReVision Optics, Inc., Neoptics AG and LensGen, Inc. AcuFocus, Inc.’s corneal inlay approach attempts to use small aperture optics to reduce distortion by eliminating peripheral light rays and limiting the width of diverging light rays. ReVision Optics, Inc.’s corneal inlay approach attempts to produce a smooth variation in focal power across the pupil by microscopically altering the surface shape of the cornea. Neoptics AG’s corneal inlay approach consists of a bifocal lens with a peripheral zone designed to improve near vision and a central zone for distance vision. LensGen, Inc. is a newer company with little publicly available information regarding its intraocular lens which is being designed to harness fluidics and displacement to manipulate curvature to better capture light. Both AcuFocus, Inc. and ReVision Optics, Inc. have been conducting clinical trials in the United States for years and have more experience than Presbia in conducting such trials. AcuFocus, Inc. has completed a pivotal clinical trial in the United States and received  FDA approval in April 2015.. Also, both AcuFocus, Inc. and ReVision Optics, Inc., like Presbia, have marketing approval in certain jurisdictions outside the United States, including the EEA, and can be expected to compete with Presbia in such jurisdictions. We believe that AcuFocus, Inc. may have more commercial activities to date than Presbia in certain jurisdictions, including Japan. We do not believe that Neoptics AG has approval in the U.S. to conduct clinical trials or marketing approval in any jurisdiction. In addition to being an effective treatment option for presbyopia, we believe that our microlens is less invasive than ReVision’s Optics, Inc.’s corneal inlay, offers a range of optical power corrections not offered by ReVision’s Optics, Inc.’s corneal inlay or AcuFocus, Inc.’s corneal inlay, is less conspicuous than AcuFocus, Inc.’s corneal inlay and is more easily removable than ReVision Optics, Inc.’s corneal inlay.

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

At present, our microlens is manufactured by a third-party original equipment manufacturer, or OEM, in Israel. This supplier has committed to a guaranteed minimum production level that we believe is adequate to meet our current needs. The agreement with this supplier is set to expire in January 2017. We expect that our Israeli OEM, or another supplier located overseas, will be utilized to satisfy all international demand for our microlens for the foreseeable future. We have also constructed a manufacturing facility in Irvine, California. We used our Irvine, California manufacturing plant to supply the microlens for our U.S. clinical study and believe that that facility is scalable to meet future U.S. demand once it has received all applicable regulatory registrations, approvals and certifications. Our U.S. facility has received regulatory approval from the State of California to manufacture our microlens for our U.S. staged pivotal trial. In addition, we have received the necessary regulatory approval to use such facility to provide backup manufacturing capacity for sales in the EEA, should such capacity be needed in the future. Our microlens inserter is manufactured by a third-party OEM in the United States, according to our specifications. Although we do not have a guaranteed supply commitment from this supplier, we believe that this supplier will be able to meet our foreseeable needs.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that is distributed commercially in the United States requires either prior 510(k) clearance or prior approval of a PMA application from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either Class I or II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring approval of a PMA application. Our Class III products/devices require prior approval of a PMA application from the FDA. Both premarket clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

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

We began enrollment for our U.S. staged pivotal clinical trial in May 2014 and began treating patients in June 2014. Initially, 75 subjects underwent insertion of our microlens at six investigational sites in the first stage of this study. Based on six-month data on 52 of these subjects, in January 2015, we submitted an interim safety report to the FDA along with a supplement to our IDE requesting approval to begin second stage enrollment. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. We were authorized to enroll up to an additional 337 subjects at up to nine additional investigational sites. Through February 15, 2016, 346 subjects underwent insertion of our microlens in the second stage of this study. The clinical trial that we have commenced for our microlens and our microlens inserter is expected to extend at least through 2018. Even if we do receive PMA approval, we do not anticipate receiving that approval for our microlens and our microlens inserter before the fourth quarter of 2018.

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

In order to be placed on the market within the EEA, medical devices must meet the essential requirements set out in the relevant medical device legislation. The principal legislation regulating general medical devices in the EEA is Directive 93/42/EEC, referred to herein as the EU Medical Devices Directive. In the case of low risk (Class I) medical devices, such as our multi-use non-sterile microlens inserter, the manufacturer may self-certify conformity with the EU Medical Devices Directive by issuing a declaration of conformity. In the case of medium to high risk (Class Is, IIa, IIb and III) medical devices, including our single use sterile microlens inserter which is a Class Is medical device, and our microlens which is a Class IIb medical device, the certificate of conformity issues from a notified body. Where a medical device meets the essential requirements set out in the EU Medical Devices Directive and complies with the appropriate conformity assessment procedure, based on the classification of the medical device, a declaration or certificate of conformity will issue and a CE Mark may then be affixed to the product. Once a CE Mark has been affixed to the medical device, it may then be placed on the market in any country within the EEA and Switzerland (subject to certain localized registration and language requirements).

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

Employees

As of December 31, 2015, we had 40 employees, one of whom holds a Bachelor of Optometry degree, and nine of whom hold other advanced degrees. Of our total workforce, nine employees are engaged in research and development, and 31 employees are engaged in business development, manufacturing, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Facilities

Our operations are currently conducted at three leased facilities. We lease or sublease an aggregate of approximately 14,500 square feet of office, laboratory and manufacturing space in Irvine, California, we lease approximately 538 square feet of office and storage space in Amsterdam, the Netherlands, and we lease approximately 610 square feet of office and warehouse space in Dublin, Ireland. Our corporate headquarters is currently located at our Dublin location.

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

Presbia Holdings was organized in the Cayman Islands in 2007 as an exempted company with limited liability. In 2009, Presbia Holdings acquired Visitome, Inc., a California corporation and the developer of our corneal inlay technology.

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

In November 2014, Presbia Holdings converted additional indebtedness owed to Presbia Holdings by certain subsidiaries of Presbia Ireland, Limited at that time to equity. In this transaction, approximately $23.5 million of outstanding intercompany debt owed to Presbia Holdings was converted to equity of such subsidiaries. We refer to this transaction as the 2014 Debt Conversion.

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

In August 2015, Presbia Holdings distributed the 9,166,667 ordinary shares of Presbia PLC, referred to herein as the 2015 Capital Contribution and an additional 500,000 ordinary shares acquired from the initial public offering for an aggregate of 9,666,667 ordinary shares, to its ordinary shareholders and liquidated the entity in November 2015.

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

We are an ophthalmic device company with a limited operating history. We do not possess the regulatory approvals necessary to market our products in the United States, and we continue to incur significant research and development, sales and marketing and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our formation. Our net losses for the years ended December 31, 2015 and 2014 were $18.2 million and $15.7 million, respectively. As of December 31, 2015, we had an accumulated deficit of $55.5 million.

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

The United States is a key market for commercialization of our microlens. Before we can market our products in the United States, we must conduct and successfully complete extensive clinical trials and then receive premarketing approval, or PMA, from the FDA. The earliest that we can reasonably expect to receive a PMA for our microlens and microlens inserter is in the fourth quarter of 2018, and it is possible that none of our existing products or any products we may seek to develop in the future will ever obtain a PMA. Furthermore, even if we were to obtain a PMA, neither approval by the FDA nor our existing CE Mark ensures approval by regulatory authorities in other countries or jurisdictions that we are targeting for commercialization of our microlens and microlens inserter, and approval by one regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA.

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

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2015, coupled with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through the first quarter of 2017.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Our planned clinical trials may be delayed, suspended or terminated, which could delay or prohibit us from obtaining regulatory approvals or make obtaining such regulatory approvals more costly

In February 2015, we received approval from the FDA to commence second stage enrollment in our U.S. staged pivotal clinical trial. By September 2015 we had completed the second stage enrollment in our U.S. staged pivotal clinical trial. However, delays in the completion of clinical testing could significantly affect our product development costs. The completion of clinical trials can be delayed for a number of reasons, including delays related to:

•	unexpected adverse effects experienced by patients in a clinical trial; and
•

retaining patients who have initiated a clinical trial, but may withdraw due to treatment protocol, adverse effects from the therapy, lack of efficacy from the treatment or personal issues or who may not return for a sufficient number of post-operatic visits to allow us to obtain the data required to support our PMA submission.

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

Another third-party study conducted in Japan from 2012 to April 2014 by one ophthalmic surgeon evaluated the efficacy and safety of our microlens in 38 patients. Such study reports a number of adverse events, including: three cases of inlay defect (a mark or defect seen on the edge of the microlens that is made by the microlens inserter due to improper microlens loading prior to insertion); two cases of epithelial ingrowth (an abnormal growth of corneal epithelium in an area where it does not belong associated with the femtosecond laser); two cases of microlens removal (related to halos and glare); one case of meibomianitis (inflammation of the meibomian glands, a group of oil-secreting glands in the eyelids); one case of moderate foreign debris (the presence of material in the pocket after using a laser and inserting the microlens); one case of severe keratic precipitates (an accumulation of white blood cells on the corneal endothelium which arises as a result of inflammatory reactions); one case of superficial punctate keratitis (a non-inflammatory condition of the cornea with discrete opacities of the cornea, without ulceration); and one case of vertical gas bubbles (escape of gas bubbles from the dissection plane into the trabecular meshwork then to the anterior chamber during laser-assisted flap or tunnel creation). Such study also documented 17 observations of “foreign debris” of unknown composition and origin under high magnification slit lamp examination (three of such 17 patients also experienced one of the other adverse events noted above, including the moderate case of foreign debris noted above which was reported as an adverse event). The ophthalmic surgeon performing the testing initially reported such foreign debris to be metallic.

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

At this juncture, we have not reached any definitive conclusions as to the source of the foreign debris noted in the third-party studies. The final report of our corrective action and preventative action investigation was submitted to the FDA in November 2015. We received questions back from FDA and have provided responses to the questions regarding the debris. We are presently awaiting additional questions from FDA based on submitted responses. As a result of additional testing that we have completed as part of our investigation, we believe that our microlens inserter has the potential to produce metallic debris, although the debris noted during such testing was generally environmental in nature and was not considered clinically significant. In addition, there have now been a total of 26 observations of foreign debris in the 421 subjects implanted in the first and second stages (combined) of our U.S. staged pivotal clinical trial. None of these 26 observations was reported as an adverse event. Of the 26 observations, four patients experienced adverse events, and none of these adverse events were related to the presence of debris.  In all 26 observations, the debris was not considered clinically significant. We have reported these 26 observations in our interim safety report submitted to the FDA.

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

Three additional third-party studies conducted at three locations in Brazil beginning in 2012 evaluated the efficacy and safety of our microlens. The first ongoing study reported that four of 22 patients lost three or more lines of UCVA-distance at one year postoperative compared to an average UCVA-distance of 20/20 before the study. No additional adverse events were reported in that study. The second study reported that two of 10 patients lost two lines of UCVA-distance vision at three months postoperative compared to an average UCVA-distance of 20/20 before the study. No additional adverse events were reported in the study. The third ongoing study did not provide visual acuity data and no adverse events were reported

One additional third-party study of the efficacy and safety of our microlens was conducted in 2012 in Russia. This study reported that two of 10 patients experienced a decrease in UCVA-distance and BCVA-distance at three months postoperative due to night glare compared to before the study (preoperative visual acuity was not provided). One of these patients underwent removal of our microlens, and no additional adverse events were reported for the patient after lens removal. This study also noted minimal debris inclusion in two cases. No additional postoperative adverse events were reported in this study.

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

In connection with the patient implants as part of the ongoing pivotal clinical trial in the United States, adverse events in treated eyes experienced to date include 73 reports of loss of best corrected distance visual acuity in treated eyes, eight reports of transient corneal haze, and eight reports of microlens explantation due to an inability of these patients to adapt to the technology. No unanticipated adverse device effects in the implanted eyes have been reported in this study to date. We have had seven serious adverse events reported for subjects unrelated to our microlens.

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

In February 2010, we received a certificate of conformity from our Notified Body (a third-party organization designated by competent authorities of the European Economic Area (all European Union member states plus Iceland, Liechtenstein and Norway), or EEA, to conduct regulatory oversight on medical devices) for our microlens allowing the CE Mark to be affixed to our microlens, permitting our microlens to be placed on the market within any state in the EEA and Switzerland (subject to certain localized registration and language requirements). Manufacturers of medical devices in the EEA are required to implement post-marketing vigilance procedures with respect to their CE Marked medical devices. Such post-marketing vigilance procedures include surveillance of patient and user complaints and alleged adverse events associated with the use of CE Marked medical devices. Serious incidents associated with the use of a medical device must be reported to the competent authority in whose territory the incident occurred. Incidents that must be reported include any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, user or other person, or to a serious deterioration in their state of health. Incidents must be reported as soon as possible, and in some cases immediately, after the manufacturer becomes aware of the incident. In addition to reporting the incident, the manufacturer must investigate the incident and take any corrective action required. The required corrective action depends on the seriousness of the incident, and varies from the issuance of advisory notices to the implementation of product recalls. Minor incidents not requiring notification to the competent authorities must be documented, reviewed, investigated and analyzed on a regular basis by the manufacturer to determine whether trending conclusions can be made concerning the safety or performance of the medical device and whether actions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market vigilance obligations in EEA markets for so long as we continue to market and sell products in those markets. Moreover, any patient or user complaints and/or adverse events discovered during such post-market vigilance could subject us to suspension or withdrawal of our certificates of conformity, mandatory product recalls and significant legal liability, which would materially and adversely affect our business, results of operation and financial condition. In addition, a notified body or other competent authority in an EEA country may perform post-marketing audits on our products and premises from time to time. Failure to comply with such requests in a timely manner, and any adverse findings in any such audit, could subject us to suspension or withdrawal of our certificates of conformity, mandatory product recalls and significant legal liability, which would materially and adversely affect our business, results of operations and financial condition.

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

Two competing lawsuits were filed in July 2008. The first lawsuit, which we refer to as the Thomke Action, was filed in the Superior Court of the State of California, County of Orange, by Thomke against Mr. Feingold, Biovision AG, our Visitome, Inc. subsidiary, Zohar Loshitzer, one of our directors, Orchard Capital Corporation, which is owned by Richard Ressler (one of our directors and our controlling shareholder), and Swiss Investment Corporation. In its complaint, Thomke alleged, among other things, wrongful possession of personal property and conversion of the Disputed Assets. The second lawsuit, which we refer to as the Visitome Action, was filed on the same day in the same court by our Visitome, Inc. subsidiary seeking a declaration of rights with respect to the Disputed Assets. In November 2012, Swiss Investment Corporation and Mr. Feingold filed a lawsuit in Switzerland to invalidate certain orders issued by the Swiss Insolvency Office with respect to the Disputed Assets.

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

We concluded our initial public offering (“IPO”) in January 2015 and have a limited operating history. In assessing our future prospects, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our ability to:

•	manage expectations during the lengthy process of obtaining PMA approval from the FDA;
•	establish and increase awareness of our brand and strengthen customer loyalty;
•	grow our business in targeted markets outside of the United States while awaiting FDA approval;
•	implement and successfully execute our commercialization strategy;
•	respond effectively to competitive pressures and developments;
•	continue to develop and enhance our products in development;
•	obtain and publish sufficient clinical data to reduce the uncertainty surrounding clinical acceptance of our microlens;
•	obtain regulatory approval to commercialize our products and, when and if approved, enhance those products;
•	maintain compliance with all applicable regulatory statutes and regulations;
•	expand our global presence;
•	perform clinical research and trials on our existing products and future product candidates;
•	attract, retain and motivate qualified personnel; and
•	raise additional capital, on favorable or acceptable terms, if at all.

As a result of these or other risks, our business strategy might not be successful.

We are engaged in an intensely competitive business with competitors that may enjoy significant competitive advantages over us and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be negatively affected and we may not grow.

The market for surgical presbyopia correction is intensely competitive, both in and outside of the United States, and competition may increase. In addition to our company, there are at least four companies currently developing competing corneal inlay surgical solutions—AcuFocus, Inc., Revision Optics, Inc., Neoptics AG and LensGen, Inc. Other non-corneal inlay procedures also offer solutions to presbyopia, including: monovision approaches (whereby one eye, typically the dominant eye, is corrected for distance vision and the other eye is corrected for near vision using glasses, contact lenses or surgical procedures); multifocal approaches (whereby both a distance focus and a near focus are provided at the same time in each eye using glasses, contact lenses, surgically implanted artificial lenses or laser surgery); and accommodating approaches (whereby surgically implanted artificial lenses are designed to mimic the movement of the natural crystalline lens of the eye or techniques are used to attempt to restore the function of the eye’s own accommodative system). Certain companies enjoy competitive advantages over us, including: significantly greater name recognition; established relations with healthcare professionals and customers; established distribution networks; additional lines of products; greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; greater financial and human resources for product development, sales and marketing, and patent litigation; and earlier commencement and successful completion of U.S. pivotal clinical trials. To compete in this market requires an ongoing, extensive search for technological innovation and the ability to respond to rapid technological change. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective patients and medical professionals. A better-financed or lower-cost provider of corneal inlay surgical solutions or a competing vision treatment could take market share away from us or force us to lower product prices, causing our revenues and results of operations to decline materially.

If we do not convince ophthalmic surgeons that our products are attractive alternatives to our competitors’ products as well as a complementary solution to other existing vision correction procedures, we will not be commercially successful.

Ophthalmic surgeons play a significant role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient for presbyopia. As a result, it will be important for us to effectively market our products to them. Acceptance of our products depends on educating ophthalmic surgeons as to the distinctive characteristics, perceived clinical benefits, safety and cost effectiveness of our products as compared to our competitors’ products as well as the utility of our microlens to be used as a complementary procedure to existing surgical treatments for visual problems. It also depends on training ophthalmic surgeons in the proper application of our products. If we are not successful in convincing ophthalmic surgeons of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to fully commercialize our products or reach profitability. Ophthalmic surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with our products and concerns regarding potential side effects;
•	prior negative experience with competitors’ inlay products and surgeons’ concerns that our products may lead to similar negative patient outcomes;
•	lack of clinical data currently available to support the safety and effectiveness of our products;
•	existing relationships with competitors and distributors that sell their products;
•	lack or perceived lack of evidence supporting additional patient benefits;
•	perceived liability risks generally associated with the use of new products and procedures; and
•	the time commitment that may be required for training.

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

We rely on a single supplier located in Israel (Hanita Lenses) to manufacture and supply our microlens that we sell outside of the United States. This supplier has committed to a guaranteed minimum production level that we believe is adequate to meet our current needs. The agreement with this supplier is set to expire in January 2017. We have manufacturing capacity in Irvine, California, but items manufactured in that facility to date have been used solely for pre-IDE testing in the United States. Our U.S. facility received regulatory approval from the State of California to manufacture our microlens for our U.S. staged pivotal trial and during 2014 and 2015 provided all of the required lenses that were used in the treatment phase for 421 patients. Also, our U.S. facility received regulatory approval to manufacture our microlens for sale in the EEA. We expect to continue to utilize our existing Israeli supplier for products sold outside of the United States, including in the EEA, unless and until we determine that it is more efficient for our company to manufacture our microlens for sale outside the United States and we obtain any additional regulatory approvals that may be required. Given the location of our Israeli supplier, the supply of our microlens could be disrupted if events were to occur in the Middle East that resulted in social, political, economic or military instability. Given our reliance on this supplier, with whom our supply agreement expires in January 2017, and our limited experience manufacturing our microlens at our California facility, we cannot assure you that we will be able to obtain sufficient quantities of our microlens in the future, which could have a material adverse effect on our business, results of operations and financial condition.

Our microlens inserter is manufactured by a third-party original equipment manufacturer in the United States (Total Titanium, Inc.). We do not have a guaranteed supply commitment from this supplier. Although we believe that this supplier, in conjunction with the disposable inserters designed and produced internally, will be able to meet our foreseeable needs, we cannot assure you that we will be able to obtain sufficient quantities of our microlens inserter in the future, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our products are currently available in several countries outside of the United States. Because we have received a CE Mark for our microlens, we have the ability presently to market that product within the EEA, and in Switzerland. For the foreseeable future, pending receipt of the necessary FDA approvals to market our products in the United States, we expect that sales outside of the United States will represent 100% of our revenues. We may be exposed to transaction risk because some of our sales and expenses will be incurred in a different currency than the local currency. To date, we have not attempted to offset our exposure to this risk by investing in derivatives or engaging in other hedging transactions.

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

We depend on the continued service of our executive officers, including our chief executive officer, Todd Cooper, and our chief technology officer, Vladimir Feingold, and other key employees. The loss of a key employee could hurt our business substantially. Mr. Feingold and Mr. Cooper are employees at will and are not subject to a non-compete obligation. We could be particularly damaged if any of our executive officers or any other key employee or employees went to work for our competitors. Our future success depends on our ability to identify, attract, train, motivate and retain other highly skilled personnel. Failure to do so may adversely affect our results. Other than with respect to Mr. Feingold, we do not maintain insurance policies to cover the cost of replacing the services of any of our key employees who may unexpectedly die or become disabled.

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

As of December 31, 2015, we had 40 employees. Whether or not we grow by acquisition or internal growth, we expect that it will be necessary to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and fully commercialize our products. Our systems currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

If we are unable to expand our managerial, operational, financial, and other resources to the extent required to manage our development and commercialization activities, our business, results of operations and financial condition would be materially and adversely affected.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA or other governmental regulations, to provide accurate information to the FDA or other governmental authorities, to comply with applicable privacy laws, to comply with manufacturing standards we have established, to adequately monitor clinical investigation sites, or to report financial information or data accurately. Employee misconduct could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to establish adequate internal control over financial reporting and disclosure controls and procedures and to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

If, in the future, we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our ordinary shares to decline.

When we cease to be an “emerging growth company” and a “smaller reporting company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our ordinary shares to decline.

We are incurring significant costs as a result of being a public company, which may adversely affect our operating results and financial condition.

We are incurring costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC, and the NASDAQ listing rules. These rules and regulations are expected to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we are incurring additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. As a public company, it is more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, or our Board, committees of our Board, or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we experience significant disruptions or security breaches in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Although we attempt to mitigate interruptions, we may experience difficulties in implementing certain upgrades, which would impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event we experience significant disruptions as a result of the implementation of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Furthermore, despite the implementation of security measures, our information technology systems and those of our clinical research organizations, contract manufacturers and other contractors and consultants are vulnerable to damage from cyber-attacks, malicious intrusion, computer viruses, unauthorized access, loss of data privacy, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption. Accordingly, such events may disrupt or reduce the efficiency of our entire operation, and result in a loss or damage to our data or inappropriate disclosure of confidential or proprietary information, and have a material adverse effect on our results of operations and cash flows.

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

Our products are subject to extensive regulation by the FDA and various other U.S. federal, state and non-U.S. governmental authorities, such as the competent authorities of the countries of the EEA and other countries in which we currently have marketing approval and/or conduct operations. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

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

Our current products are Class III devices under the U.S. Food, Drug and Cosmetic Act, or FDCA, and thus subject to more stringent regulatory controls than other medical devices. Before we can market or sell our microlens and our microlens inserter in the United States, we must obtain approval of a PMA application from the FDA. Our Investigational Device Exemption, or IDE, enables us to use our microlens and our microlens inserter in clinical studies in order to begin to collect safety and effectiveness data for the PMA application. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as implantable devices, as well as life-sustaining and life-supporting devices. The process of obtaining a PMA generally takes from one to four years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. We do not expect to receive our PMA any earlier than in the fourth quarter of 2018.

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

Any modification to a PMA-approved device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, design or manufacture, may require approval of a new PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. If the FDA disagrees with any determination that we may make in the future and requires us to seek new PMA approvals for modifications to any previously approved or cleared products for which we have concluded that new approvals are unnecessary, we may be required to cease marketing or distribution of our products or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. We have commenced the development of a disposable microlens inserter that will require a 510(k) submission and a pre-loaded disposable microlens inserter which may require an additional PMA submission.

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

We rely on third parties, including contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials and to assist in the preparation of our PMA submissions. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be materially and adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. We had previously engaged a contract research organization to monitor the clinical investigation sites, but terminated the engagement in January 2016 and are now relying on our own internal staff to monitor the clinical investigation sites. As stated above, we may determine to outsource this function again in the future.

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

Although neither we nor any of our subsidiaries was a PFIC in 2015 or any prior taxable year, we believe that we could be a PFIC for U.S. federal income tax purposes in the current taxable year and for foreseeable future taxable years. A PFIC generally is a foreign corporation if either at least (i) 75% of its gross income is “passive income” (the “PFIC Income Test”) or (ii) 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income (the “PFIC Asset Test”). The proceeds from our initial public offering are a passive asset under these rules, and if substantial enough, may cause us to meet the PFIC Asset Test for 2016 (and in later years if we are not deploying the cash at a rate that would allow us to avoid meeting the PFIC Asset Test in such later years). Similarly, any earnings received from investments made with the proceeds from our initial public offering will be passive income under these rules, and if substantial enough, may cause us to meet the PFIC Income Test for 2016 and in later years. If we are a PFIC in any taxable year in which you hold shares and you are a U.S. Holder, we always will be a PFIC with respect to your stock ownership (subject to the QEF election discussed immediately below) unless you make an election to “purge” PFIC status as of the beginning of the first taxable year that we are not a PFIC (a year in which we do not meet the PFIC Income Test or the PFIC Asset Test) or the first taxable year that you make a QEF election, if such election is made after the first year in which you held our shares and in which we are a PFIC, all as discussed further below. If we are a PFIC and you are a U.S. Holder and do not make a Qualified Electing Fund election, or QEF election, with respect to us or a mark-to-market election with respect to our ordinary shares, you will be subject to adverse tax consequences, including deferred tax and interest charges with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these adverse tax consequences could be materially adverse to you. If you are a U.S. Holder and make a valid, timely QEF election for us, you will not be subject to those adverse tax consequences, but could recognize taxable income in a taxable year with respect to our ordinary shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential out-of-pocket tax liability. If we are a PFIC with respect to any tax year, we will provide information to all electing shareholders needed to comply with the QEF election in time for each electing shareholder to make and maintain a timely QEF election, taking into account available extensions. If you are a U.S. Holder and make a valid, timely mark-to-market election with respect to our ordinary shares, you will recognize as ordinary income or loss in each year that we are a PFIC an amount equal to the difference between your basis in our ordinary shares and the fair market value of the ordinary shares, thus also possibly giving rise to phantom income and a potential out-of-pocket tax liability. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. We believe that one or more of our subsidiaries may be PFICs in the current taxable year and for foreseeable future taxable years based on their current and projected assets and income; also, we may form or acquire a subsidiary that is a PFIC in the future. In such event, U.S. Holders will also need to make the QEF election with respect to each such subsidiary in order to avoid the adverse tax consequences described above. We intend to provide on a timely basis all information necessary for U.S. Holders to make the QEF election with respect to any of our subsidiaries that may be classified as a PFIC in any tax year. U.S. Holders should also be aware that the mark-to-market election generally will not be available with respect to any of our subsidiaries that are a PFIC, rendering such election less beneficial to U.S. Holders than the QEF election. We will determine on an annual basis whether we will be a PFIC with respect to any taxable year. As noted above, if we are a PFIC in any taxable year in which you own shares and you are a U.S. holder, we will remain a PFIC with respect to your stock ownership unless you make a “purging election.” The resulting liability from such an election could be substantial.

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

Since our initial public offering, the trading price of our ordinary shares has been volatile, and it is likely that the trading price of our ordinary shares will continue to be volatile. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The market price for our ordinary shares may be influenced by many factors, including:

•	announcements regarding the timing, progress or results of our clinical trials, post-market evaluation studies, research and development programs and commercialization efforts;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;
•	third-party publications reporting findings with respect to the efficacy and safety of our products;
•	difficulties in establishing relationships with refractive laser centers;
•	actual or anticipated changes in our growth rate;
•	announcements of technological innovations or new offerings by us or our competitors;
•	our announcement of actual results for a fiscal period that are worse than projected or expected or our announcement of revenue or earnings guidance that is lower than expected;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our products to achieve or maintain market acceptance;
•	changes in market valuations of similar companies;
•	success of competitive products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant products or services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States or other countries;
•	actual or threatened litigation involving us or our industry;
•	additions or departures of key personnel;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	further issuances of ordinary shares by us;
•	sales of ordinary shares by our shareholders;
•	repurchases or redemptions of ordinary shares; and
•	changes in general economic, industry and market conditions.

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

A sale of a substantial number of our ordinary shares into the public market could cause the market price of our ordinary shares to drop significantly, even if our business is doing well.

As of March 21, 2016, we had 13,371,445 ordinary shares issued and outstanding, of which 7,834,841 shares, or 58.6% of our total outstanding shares, are held by Richard Ressler and his affiliates, our controlling shareholder.

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

Our controlling shareholder is entitled to rights with respect to the registration of the ordinary shares that it holds under the Securities Act. See “Part II, Item 13. Certain Relationships and Related Party Transactions—Registration Rights Agreement.” Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates.

On January 29, 2015, we filed a registration statement on Form S-8 registering the issuance of 1.8 million ordinary shares subject to options or other equity awards issued or reserved for issuance under our Presbia Incentive Plan. Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to applicable vesting arrangements and the exercise of options, and, in the case of our affiliates, the restrictions of Rule 144. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

In addition, our controlling shareholder, our directors and our executive officers may establish programmed selling plans under Rule 10b5-1 of the Exchange Act with respect to shares that they hold or thereafter acquire, for the purpose of effecting sales of our ordinary shares. Any sales of ordinary shares by these shareholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our ordinary shares.

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

Richard Ressler, one of our directors and his affiliates, hold a majority of our issued ordinary shares. As of February 15, 2016, Mr. Ressler effectively controlled approximately 58.6% of the 13,371,445 shares outstanding. As a result, our controlling shareholder has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, our controlling shareholder has the ability to control or influence our management and our affairs. Furthermore, the concentration of voting power in our controlling shareholder may have an adverse effect on our share price.

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

Richard Ressler and his affiliates hold a majority of the voting power of our issued ordinary shares. As a result, we are a “controlled company” within the meaning of the corporate governance rules of NASDAQ. Under these rules, a controlled company may elect not to comply with certain corporate governance requirements, including: the requirement that we have a compensation committee that is composed entirely of independent directors; the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors; and the requirement that a majority of the members of our Board be independent directors. We are utilizing and intend to continue to utilize some or all of those exemptions. Accordingly, you will not be similarly situated to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Our status as a controlled company could make our ordinary shares less attractive to some investors or otherwise harm our stock price.

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

There are a number of approaches for acquiring an Irish public limited company, including a court-approved scheme of arrangement under the Irish Companies Acts, through a tender offer by a third party under the Irish Takeover Panel Act 1997 (as amended) and the takeover rules made thereunder (the Irish Takeover Rules), which we refer to herein as the Irish Takeover Rules, and by way of a merger with a company incorporated in the EEA under the European Communities (Cross-Border Mergers) Regulations 2008 (as amended). Each method requires shareholder approval or acceptance and different thresholds apply.

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

Under the Irish Takeover Rules, we will not be permitted to take certain actions that might “frustrate” an offer for our ordinary shares once our Board has received an offer, or has reason to believe an offer is or may be imminent, without the approval of more than 50% of shareholders entitled to vote at a general meeting of our shareholders and/or the consent of the Irish Takeover Panel. This could limit the ability of our Board to take defensive actions even if it believes that such defensive actions would be in the best interests of our company.

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
•

under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise. Pre-emption rights may be disapplied under Irish law for a maximum renewable five-year period by Irish companies by way of a provision in their articles of association or special resolution of their shareholders, which is an option we have availed ourselves of prior to the consummation of our initial public offering;

•

under Irish law, certain matters require the approval of holders of 75% of the votes cast at a general meeting of our shareholders, including amendments to our articles of association. This may make it more difficult for us to complete certain types of corporate actions deemed advisable by our Board. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;

•

under Irish law, a bidder seeking to acquire us would need, on a tender offer, to receive shareholder acceptance in respect of 80% of our outstanding shares. If this 80% threshold is not achieved in the offer, under Irish law, the bidder cannot complete a “second step merger” to obtain 100% control of us. Accordingly, acceptance of an offer by 80% of our outstanding shares will likely be a compulsory acquisition of the non-accepting shares or a condition in a tender offer to acquire us, not 50% as is more common in tender offers for corporations organized under U.S. law; and

•

under Irish law, shareholders may be required to disclose information regarding their equity interests upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on the transfer of the shares, as well as restrictions on voting, dividends and other payments. Comparable provisions generally do not exist under U.S. law.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our operations are currently conducted at three leased facilities. We lease or sublease an aggregate of approximately 14,500 square feet of office, laboratory and manufacturing space in Irvine, California. The lease covering approximately two-thirds of this space expires in May 2017 and the sublease covering approximately one-third of this spaces expires in July 2016. In addition, we lease approximately 538 square feet of office and storage space in Amsterdam, the Netherlands, and we lease approximately 610 square feet of office and storage space in Dublin, Ireland. Our corporate headquarters are currently located at our Dublin location.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information for Ordinary Shares

Our common stock began trading on The NASDAQ Global Market on January 29, 2015 under the symbol “LENS.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated.

	High	Low
Year Ended December 31, 2015
First Quarter (commencing on January 29, 2015)	$9.32	$5.52
Second Quarter	$9.38	$6.66
Third Quarter	$8.00	$4.99
Fourth Quarter	$6.89	$3.62

The last reported sales price of our ordinary shares as reported on The NASDAQ Global Market on March 14, was $4.56 per share

Shareholders

As of March 14, 2016, there were twenty-two registered holders of record of our ordinary shares. This number does not reflect the beneficial holders of our ordinary shares who hold shares in street name through brokerage accounts or other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 regarding shares of our common stock that may be issued under the Presbia Incentive Plan (the “Plan”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders	1,084,583	$9.73	685,858
Equity compensation plans not approved by security holders	−	−	−
Total	1,084,583	$9.73	685,858

(1) Does not include restricted shares of 29,559 issued during 2015 as such shares are already reflected in our outstanding shares.

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

As a result of the initial public offering, we received net proceeds of approximately $36.8 million, after deducting approximately $2.9 million of underwriting discounts and commissions and estimated offering expenses of approximately $2.0 million payable by us. None of such payments were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10 percent or more of our common stock, or (iii) our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the SEC on January 29, 2015.

Item 6. Selected Financial Data.

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

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

We are an ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of December 31, 2015, we had an accumulated deficit of $55.5 million. We expect to continue to incur significant losses for the foreseeable future.

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

•	the growth in the worldwide presbyopic population and the increasing needs of significant elements of that population to view small print on a variety of electronic devices;
•	our ability to maintain the regulatory approvals that we currently possess and may acquire in the future and the associated expense;
•	our ability to obtain commercialization commitments from laser centers and individual surgeons in the jurisdictions in which we are authorized to market our products;
•	our ability to gain acceptance by ophthalmic surgeons, to train those ophthalmic surgeons and to cause those ophthalmic surgeons to train other ophthalmic surgeons; and
•

the effects that our competitors will have on us, in terms of our ability to meet price competition, to respond to product announcements and developments by others and to respond to other developments in the market.

Factors Affecting Our Expenses

Our expenses are principally driven by the following factors:

•

Cost of goods sold. At present, our cost of goods sold relates principally to amounts that we pay to our microlens supplier in Israel and our OEM microlens inserter supplier in the United States. Although we have developed manufacturing capacity in our California facility, we have used, and expect to continue to use all output from that facility for evaluation purposes and for clinical trials unless there is an alternative use for that facility or we receive the necessary governmental approvals to sell products that we manufacture in the United States. Until there is an alternative use for that facility or we receive those approvals, the direct manufacturing costs that we incur in producing products in the United States will be included within research and development expenses. When and if we receive those approvals and manufacture products in the United States for sale in the United States, our cost of goods sold will also include raw material costs, labor expenses and other expenses that we incur to manufacture our products. We do not expect to increase production at our California facility significantly beyond what would be required for the clinical trials unless and until we receive approval of our PMA application from the FDA. Our costs of goods sold are directly impacted by the terms of our supply agreements, which may obligate us to pay additional costs if we do not reach our suppliers’ production expectations, and by shipping and handling expenses. When and if we ourselves manufacture products for sale, our costs of goods sold will also be directly impacted by:

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

•

Research and development. Our research and development expenses consist of the expenses we incur to develop our products, to pursue patent and trademark protection, to respond to technological challenges, to conduct clinical trials and post-market evaluation studies and to pursue governmental approvals. We expect to continue to expense all research and development costs as they are incurred with the exception of capital expenditures that would have alternative uses. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities and post-market evaluation studies, and allocated facility costs. We expect that our research and development expenses related to the ongoing clinical trials will decline in 2016 relative to 2015, as we have completed the subject treatment phase of our U.S. staged pivotal clinical trial. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may not succeed in achieving certain marketing approvals that we seek for our products. The probability of success of each product may be affected by numerous factors, including preclinical data, clinical data, post-market and third-party evaluation studies, competition, manufacturing capability and commercial viability.

As of December 31, 2015, we had nine employees directly engaged in research and development for at least a portion of their responsibilities. We also engage outside advisors and counsel to assist in development projects and in prosecuting patent and trademark applications. Our research and development expenses will be directly impacted by:

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
•

General and administrative expenses. Our general and administrative expenses consist of finance, human resources, purchasing and information technology services, other administrative services, foreign exchange costs and expenses associated with planning for and implementing the Reorganization Transactions. To date, our general and administrative expenses have been our largest single cost element, reflecting our approach of concentrating our own efforts on research and development and contracting with third-parties, principally affiliated entities and outside professionals, to provide administrative services to us. Over time, we expect to build our own infrastructure and perform more of these services in-house, in which case our general and administrative expenses will relate more to our own payroll than to the amount that we pay to third-parties. Furthermore, we are incurring additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on The NASDAQ Global Market and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we are incurring increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services. Our general and administrative expenses will be directly impacted by:

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
•

Interest expense. From inception through January 15, 2015, our interest expense reflects the interest charges that we have incurred through borrowings from Presbia Holdings and, prior to 2009, Orchard Investments, LLC (which is wholly-owned, directly or indirectly, by our director, Richard Ressler, his immediate family and trusts established for his immediate family). From inception through November 30, 2014, Presbia Holdings and Orchard Investments, LLC funded the cash that we required to operate our business, at an interest expense of 15% per annum, compounding daily. From November 2014 to our initial public offering consummated in January 2015, we funded our operations through borrowings from Presbia Holdings, at an interest rate equal to the then applicable monthly federal rate of interest for short-term loans, adjusted monthly, compounding daily. As of January 15, 2015, all such debt has been converted to our equity. The amount of interest expense that we incur in the future will be directly impacted by:

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

In 2012, we changed our commercialization strategy from exclusively using distributors to also targeting refractive laser centers equipped with femtosecond lasers, except in countries that require the use of distributors or sales representatives. We recognize revenue from laser centers based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenues from laser centers during the years ended December 31, 2015 and 2014 were not material.

Stock-Based Compensation

We record share-based compensation in the statements of operations as expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense over the requisite service period. Our share-based awards are currently comprised of common stock options and restricted awards granted under our various plans. The fair value of our common stock options is generally estimated on the grant date using the Black-Scholes-Merton, or BSM, option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as it does not consider certain factors important to those awards to employees and non-employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and a number of assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options for those options granted to employees is generally estimated using the simplified method, as permitted by guidance issued by the Securities and Exchange Commission, or SEC. For those options granted to non-employees, the expected term of the options is the remaining contractual term. The expected volatility is based on the historical volatility of our stock price. Due to our limited stock price history during 2015 and no stock price availability during 2014, we relied upon the historical volatilities using a peer group average. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and stock purchase rights. The fair value of our restricted stock awards are based on the closing market price of our common stock on the date of grant. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

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

During 2014 and 2015, we incurred costs in connection with the FDA staged-enrollment pivotal clinical trial, which is expected to continue into 2018 or possibly further. We incurred costs for patient recruiting, acquisition of clinical test equipment to be used in the trial, outside experts to read and interpret the results of the studies, third party costs to monitor the investigational sites and perform data collection activities and surgeon and patient fees in connection with surgical procedures and follow-up visits. Our policy with respect to the recognition of these expenses is to record such expenses as research and development expense in the period in which the services are provided. We will evaluate the purchases of clinical test equipment, on a case by case basis, to determine if there exists an alternative use for the equipment following the clinical trial. In the event we determine that there is no alternative use for the test equipment, then that cost will be expensed as part of research and development expense in the period in which we take title to the equipment from the supplier.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014 (in thousands)

	Year Ended December 31,		Change
	2015	2014	$000's	%
Revenues	$153	$161	$(8)	-5%
Cost of goods sold	163	61	102	167%
Gross profit (loss)	(10)	100	(110)	-110%
Operating expenses:
Research and development	7,935	4,243	3,692	87%
Sales and marketing	2,706	1,652	1,054	64%
General and administrative	7,479	7,577	(98)	-1%
Total operating expenses	18,120	13,472	4,648	35%
Operating loss	(18,130)	(13,372)	(4,758)	36%
Interest expense, net	—	2,288	(2,288)	-100%
Other (income) expense	12	(6)	18	-300%
Loss before income tax provision	(18,142)	(15,654)	(2,488)	16%
Income tax provision	19	10	9	90%
Net loss	$(18,161)	$(15,664)	$(2,497)	16%

Revenue

Revenue for the year ended December 31, 2015 was $153,000 as compared to $161,000 in 2014. Revenues were insignificant in both years consistent with our strategy to commercialize our microlens product in only selected markets outside the United States. Until such time that we can be assured that our commercialization strategy, marketing activities and execution plans are validated in selected key markets, we will not attempt to commercialize in every market in which we are currently approved to do so.

Cost of Goods Sold

Cost of goods sold was $163,000 in the year ended December 31, 2015 as compared to $61,000 in the year ended December 31, 2014. During fiscal year 2015, cost of goods sold primarily consisted of $169,000 for provision of inventory obsolescence. During the year ended December 31, 2014, cost of goods sold consisted of $12,000 for cost of units shipped to customers, $61,000 for provision of inventory obsolescence, partially offset by $12,000 for favorable inventory adjustments.

Research and Development

Research and development expense increased by $3.7 million, or 87%, for the year ended December 31, 2015 as compared to 2014, due to increased expenditures in principally three areas: (i) a $3.0 million of cost increases related to our U.S. staged pivotal clinical trials consisting of costs to recruit, treat and monitor 346 subjects enrolled in the second stage of the trial, training of investigational site surgeons and purchases of test equipment used to monitor patient outcomes (ii) a $153,000 increase in expenses related to our pilot manufacturing facility used to provide the microlens used in the clinical trials;  and (iii) product development and regulatory affairs costs, which were higher by $512,000 due to additional personnel costs of $295,000, reduced professional fees of $37,000 related to intellectual property filings, an increase of $226,000 related to third party product development expenses and $28,000 in other overhead costs. During 2016 and 2017, we expect that the costs to continue our U.S. staged pivotal clinical trial will decline as compared to 2015 with the main focus of the trials shifting from patient recruiting and treatment to compliance.

Sales and Marketing

Sales and marketing expense increased by $1.1 million, or 64%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. We are not authorized to sell our microlens in the United States until we receive FDA approval to do so; therefore, our sales and marketing activities are limited to developing the markets outside the United States. During the year ended December 31, 2015, we incurred higher costs for sales and marketing personnel of $767,000, an increase of 96%, higher travel expenses related to supporting clients outside the United States of $181,000, an increase of 44%, and a slight increase in other marketing costs of $106,000, an increase of 24%. We expect sales and marketing costs to increase throughout 2016 and into 2017 as we implement our commercialization strategy in selected markets.

General and Administrative

General and administrative expenses declined by $98,000, or 1%, in the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to the one-time recognition of $3.4 million of deferred offering costs related to our initial public offering as general and administrative expenses during 2014. These costs consist primarily of legal and audit professional fees and printing costs in connection with our initial public offering that was delayed during the second and third quarters of 2014 for a period that exceeded 90 days. As a result of this delay, these costs, recognized prior to September 2014, were reclassified as general and administrative expense. Excluding the one-time effect of this write-down, general and administrative costs increased by $3.3 million principally due to the Company operating as a public company during 2015 and incurring higher costs in areas such as (i) stock-based compensation of $1.8 million; (ii) higher personnel costs of $0.2 million; (iii) higher professional fees of $0.7 million; (iv) higher insurance costs of $0.4 million; and (v) all other costs of $0.2 million.

Interest and Other Income and Expense

Interest and other expense for the year ended December 31, 2015 was $12,000, or $2.3 million less than the year ended December 31, 2014. The change is due primarily to the November 2014 and January 2015 conversion of $23.5 million and $1.6 million, respectively, of indebtedness from Presbia Holdings to certain of its subsidiaries to equity as part of the 2014 and 2015 Restructuring(s), respectively.  For additional information, see discussion above under the caption “Factors Affecting Our Expenses; Interest Expense. “

Net Loss

Our net loss of $18.2 million for the year ended December 31, 2015 was $2.5 million greater, or 16% greater, than the loss in the corresponding period of 2014 of $15.7 million, due primarily to (i) increased operating expenses of $8.1 million including $2.0 million increase of stock-based compensation costs; (ii) higher inventory provisions of $0.1 million; (iii) partially offset by the write off of the deferred offering costs of $3.4 million in 2014; and (iv) partially offset by $2.3 million decrease of interest expense. We expect that losses will continue through 2018 and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we closed the initial public offering of our ordinary shares. We sold a total of 4,166,667 ordinary shares in the offering at a public offering price of $10.00 per share. The aggregate proceeds from our initial public offering was $41.7 million, and we received net proceeds of approximately $36.8 million from the offering, after deducting $4.9 million of underwriting discounts and commissions and estimated offering expenses payable by us.

As of December 31, 2015, we have generated an accumulated deficit of $55.5 million. We funded operations through November 2014 by means of borrowings from Presbia Holdings and at an interest cost of 15% per annum, compounding daily. From November 2014 to the consummation of our initial public offering, we funded our operations through borrowings from Presbia Holdings, at an interest rate equal to the then applicable monthly federal rate of interest for short-term loans, adjusted monthly, compounding daily.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing and completion of clinical trials for our products;
•	the number and characteristics of products that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales of our microlens outside the U.S.; and
•	timing and investment in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(15,653)	$(9,514)
Net cash used in investing activities	$(196)	$(179)
Net cash provided by financing activities	$37,460	$9,247

Prior to February 2015, we relied on funding from Presbia Holdings to fund our all of our operations including offering costs to complete our initial public offering on February 3, 2015. At December 31, 2015, we had an accumulated deficit of approximately $55.5 million and we expect to incur additional operating losses through 2018, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2015, coupled with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through the first quarter of 2017.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands).

	Less than	1 to 3	3 to 5	More than
Contractual Obligations	1 year	years	years	5 years	Total
Facility Leases	$178	$70	$—	$—	248

Total contractual obligations	$178	$70	$—	$—	$248

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to the Consolidated Financial Statements, included in Item 8 of this report, for discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Presbia PLC

We have audited the accompanying consolidated balance sheet of Presbia PLC and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ SQUAR MILNER LLP

San Diego, California

March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Presbia PLC

Dublin, Ireland

We have audited the accompanying consolidated balance sheet of Presbia PLC, an Irish public limited company, (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the index at item 15(a)(2).  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the financial statements include allocations of expenses from Presbia Holdings, the Company’s ultimate controlling shareholder. These allocations may not be reflective of the actual level of costs or debt which would have been incurred had the Company operated as a separate entity apart from Presbia Holdings. Also as disclosed in Note 10, the Company has arrangements with related parties, including Presbia Holdings.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 31, 2015

CONSOLIDATED FINANCIAL STATEMENTS

PRESBIA PLC

Consolidated Balance Sheets

(in thousands, except shares and par value amount)

	December 31,
	2015	2014
Assets
Current assets
Cash	$21,749	$138
Accounts receivable	116	25
Inventory	430	378
Prepaid expenses and other current assets	242	122
Total current assets	22,537	663
Property and equipment, net	775	747
Intangible assets	32	46
Other assets	63	886
Total assets	$23,407	$2,342
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$736	$1,882
Due to related parties	55	12
Other current liabilities	569	700
Total current liabilities	1,360	2,594
Payable due to the Parent	—	417
Deferred rent	22	37
Total liabilities	1,382	3,048
Commitments and contingencies (note 12)
Shareholders' equity (deficit)
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,355,477 and -0- shares issued and outstanding at December 31, 2015 and 2014, respectively	13	—
Deferred Ordinary Shares
€ 1.00 (US$1.35) par value, 39,994 and 40,000 shares authorized, issued and outstanding at December 31, 2015 and 2014, respectively	54	54
Additional paid-in capital	77,505	36,626
Accumulated deficit	(55,547)	(37,386)
Total shareholders' equity (deficit)	22,025	(706)
Total liabilities and shareholders’ equity (deficit)	$23,407	$2,342

The accompanying notes are an integral part of these Consolidated Financial Statements

PRESBIA PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014
Revenues	$153	$161
Cost of goods sold	163	61
Gross profit (loss)	(10)	100
Operating expenses:
Research and development	7,935	4,243
Sales and marketing	2,706	1,652
General and administrative	7,479	7,577
Total operating expenses	18,120	13,472
Operating loss	(18,130)	(13,372)
Interest expense	-	2,288
Other (income) expense	12	(6)
Loss before income tax provision	(18,142)	(15,654)
Income tax provision	19	10
Net loss	$(18,161)	$(15,664)
Other comprehensive loss	—	—
Total comprehensive loss	$(18,161)	$(15,664)
Net loss per share - basic and diluted	$(1.40)	$(1.71)
Weighted average, shares outstanding - basic and diluted	12,945,968	9,166,667

The accompanying notes are an integral part of these Consolidated Financial Statements

PRESBIA PLC

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Deferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	—	$—	—	$—	$12,840	$(21,722)	$(8,882)

Capitalization of amounts due to Parent pursuant to 2015 Debt Conversion of Presbia Holdings	—	—	—	—	23,473	—	23,473
Stock-based compensation (including allocation from the Parent)	—	—	—	—	313	—	313
Issuance of Euro shares related to formation of Presbia PLC	—	—	40,000	54	—	—	54
Net loss	—	—	—	—	—	(15,664)	(15,664)
Balance, December 31, 2014	—	$—	40,000	$54	$36,626	$(37,386)	$(706)

Capitalization of amounts due to Parent pursuant to 2015 Debt Conversion of Presbia Holdings	—	—	—	—	1,559	—	1,559
Initial public offering, net of issuance costs	13,333,334	13	—	—	36,831	—	36,844
Stock-based compensation (including allocation from the Parent)	—	—	—	—	2,306	—	2,306
Cancellation of deferred shares pursuant to distribution of Parent's assets	—	—	(6)	—	—	—	—
Issuance of restricted shares	22,143	—	—	—	—	—	—
Bonus payments by Parent on behalf of Presbia PLC	—	—	—	—	183	—	183
Net loss	—	—	—	—	—	(18,161)	(18,161)
Balance, December 31, 2015	13,355,477	$13	39,994	$54	$77,505	$(55,547)	$22,025

The accompanying notes are an integral part of these Consolidated Financial Statements

PRESBIA PLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	2015	2014
Cash flow from operating activities:
Net loss	$(18,161)	$(15,664)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	173	138
Inventory provisions	169	61
Loss on disposal of fixed assets	12	—
Write-off of deferred offering costs	—	3,369
Stock-based compensation (including allocation from Presbia Holdings)	2,306	313
Non-cash interest expense on funding from the Parent	1	2,288
Non-cash operating expenses allocated from the Parent	183	183
Changes in operating assets and liabilities:
Accounts receivable	(91)	(5)
Inventory	(222)	(239)
Prepaid expenses and other current assets	(120)	23
Other assets	9	(9)
Accounts payable and other current liabilities	44	136
Income taxes payable	16	8
Deferred rent	(15)	4
Due to related parties	43	(120)
Net cash used in operating activities	(15,653)	(9,514)
Cash flow from investing activities:
Website development costs	—	(46)
Purchase of property and equipment	(196)	(133)
Net cash used in investing activities	(196)	(179)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	38,750	—
Deferred offering costs	(2,431)	(2,151)
Capitalization of Presbia PLC	—	54
Funding from the Parent	1,141	11,344
Net cash provided by financing activities	37,460	9,247
Net increase(decrease) in cash	21,611	(446)
Cash balance at beginning of period	138	584
Cash balance at end of period	$21,749	$138

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3	$6

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and other current liabilities	$—	$1,365
Allocated operating expenses funded by the Presbia Holdings	$—	$183
Capitalization of amounts due to Parent per 2014 and 2015 Debt Conversions	$1,559	$23,473

The accompanying notes are an integral part of these Consolidated Financial Statements

PRESBIA PLC

Notes to the Consolidated Financial Statements

(1) Basis of Presentation and Description of the Business

Presbia PLC (the “Company” or “Presbia PLC”), an Irish public limited company, was formed on February 6, 2014 through the issuance of 40,000 shares for 40,000 Euro (approximately $54,000) for the purpose of consummating an initial public offering (“IPO”) of its ordinary shares. Presbia PLC’s ultimate controlling shareholder, Presbia Holdings (the “Parent”), was organized in the Cayman Islands in 2007 as an exempted company with limited liability. On October 21, 2013, the Parent completed a restructuring (the “2013 Restructuring”) which involved the formation on September 13, 2013 of an interim holding company, Presbia Ireland, Limited, and the contribution by the Parent of 100% of its direct and indirect ownership interests in its business, assets and subsidiaries to Presbia Ireland, Limited.

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

On February 3, 2015, Presbia PLC completed its initial public offering (“IPO”) of 4,166,667 of its ordinary shares at a price to the public of $10.00 per ordinary share and commenced trading on The NASDAQ Global Market under the symbol LENS. The Parent acquired 500,000 ordinary shares from the public offering. The net proceeds from the IPO consisted of aggregate gross proceeds of approximately $41.7 million less underwriting discounts and commissions of approximately $2.9 million and other issuance costs of approximately $2.0 million resulting in net proceeds of approximately $36.8 million.

On August 3, 2015, Presbia Holdings completed the distribution of its holdings of 9,666,667 ordinary shares of Presbia PLC to its ordinary shareholders for the purpose of dissolving Presbia Holdings on November 25, 2015 and ceasing to be the Parent of Presbia PLC.

The accompanying consolidated financial statements have been derived from the historical cost basis of the assets and liabilities, financial condition and cash flows of Presbia PLC, Presbia Ireland, Limited, organized in Ireland, Presbia Investments organized in the Cayman Islands and Presbia USA, Inc., and OPL, LLC. Presbia USA, Inc. and OPL, LLC are both entities organized in the United States, and include Presbia USA, Inc.’s subsidiaries, Visitome, Inc. and PresbiBio, LLC, both organized in the United States, and OPL, LLC’s direct and indirect subsidiaries, PIP Holdings, C.V and Presbia Cooperatief U.A., both organized in the Netherlands, and PresbiOptical LLC, organized in the United States (collectively, including Presbia PLC, the “Company”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31. The entities presented in the consolidated financial statements have been under common control during the periods presented. All intercompany accounts have been eliminated in consolidation. All amounts are shown in U.S. dollars.

The Company, which began to be formed on June 29, 2007, has developed and is marketing a surgical solution to the age-related vision condition known as presbyopia. The Company’s primary objectives have been twofold: (1) achieve commercial success in those parts of the world where the Company’s surgical procedure has been approved by regulatory agencies and (2) successfully apply to the United States Food and Drug Administration (the “FDA”) for the authorization to market and manufacture the surgical procedure in the United States. Other than the FDA clinical trials that begun in 2014 and will continue to at least 2018, this procedure is currently not authorized by the FDA and may not be manufactured, sold, distributed or surgically performed on any individual in the United States. The Company’s principal revenue generating activity is the sale of the Company’s microlens to approved ophthalmologist physicians who, in turn, perform the surgical procedure on their patient base. Presbia is authorized to sell, market and perform this procedure in 40 countries through its wholly-owned Dutch subsidiary, Presbia Cooperatief U.A. Activities to-date have consisted primarily of research and development and expansion of its commercial activities in selected markets outside the United States

Stock-based compensation expenses recognized by the Parent that were incurred to benefit the Company have been allocated to the Company (see Note 9). The financial information in these statements may not include all of the expenses that would have been incurred had the Company been a separate, stand-alone publicly traded entity.

Liquidity

The Company has incurred significant operating losses since inception and has relied on funding from its Parent to fund our operations prior to its initial public offering concluded on February 3, 2015. At December 31, 2015, the Company has an accumulated deficit of $55.5 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of its product and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital. Management expects that existing cash as of December 31, 2015 of $21.7 million will be sufficient to fund the Company’s operations through December 31, 2016.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management makes estimates and assumptions that are included in the consolidated financial statements and accompanying notes. The actual results may differ from those estimates.

Segment Information

In accordance with Accounting Standard Codification (“ASC”) 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Since 2013, the Company has viewed and managed its operations and business as one segment through its wholly-owned Dutch subsidiary, Presbia Cooperatief U.A. and its wholly-owned Irish entity, Presbia Ireland, Limited, operating primarily in South Korea, Australia, the Netherlands, Ireland and Canada.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange losses were $6,000 and $19,000  for the years ended December 31, 2015, and 2014, respectively.

Concentrations of Credit Risk

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

Cash

The Company considers highly liquid investments with original maturities less than 90 days to be cash equivalents. As of December 31, 2015 and 2014, the Company had no such short-term investment instruments and maintained its cash in bank demand deposit accounts.

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

Intangible Assets

In 2009, the Parent acquired Visitome, Inc. by issuing capital stock valued at $50,000. The Parent assigned a fair value of $50,000 to the net assets acquired which included a finite-lived intangible asset of $24,000, property and equipment of $11,000 and goodwill of $15,000. The intangible asset was fully amortized through August 2014 on a straight-line basis over its estimated useful life of five years. The Company amortized $0 and  $3,200 in 2015 and 2014, respectively.

Costs incurred to develop software for the Company’s website are capitalized and amortized over the estimated useful life of the software and are included in intangible assets. Costs related to design or maintenance of website development is expensed as incurred. For the years ended December 31, 2015 and 2014, the Company capitalized $0 and $46,000, respectively, associated with website development. Amortization expense of $14,000, and $0 was recorded in 2015 and 2014, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the years ended December 31, 2015 and 2014.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists with the customer, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenue is recognized upon shipment and payments are either received in advance, or net 30 days. In the years ended December 31, 2015 and 2014 there were six and  four customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2015, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

Laser Center Revenues

The Company recognized revenues of $109,000, and $153,000 from laser centers during the years ended December 31, 2015 and 2014, respectively. The Company recognizes revenue from these laser centers based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured.

Distributor Revenues

During the years ended December 31, 2015 and 2014, approximately $44,000, and $4,000 of revenue were recognized from distributor arrangements. The distributor arrangements include certain perfunctory acceptance provisions and a one-year warranty, from the date of shipment, that products are free from defects in material workmanship. Under such provisions customers may reject shipments via written notifications ranging from 14-45 days or exchange defective product under warranty for the same non-defective product. The Company has not had any significant rejected shipments or warranty claims.

In 2013 the Company changed its commercialization strategy from exclusively using distributors to also targeting refractive laser centers equipped with femtosecond lasers, except in countries that require the use of distributors or sales representatives.

Clinical Trials

In February 2015, the Company received approval from the FDA to commence enrollment of the second stage of its U.S. staged pivotal clinical trial of its Microlens involving the implantation of presbyopic patients. Enrollment for the second stage was completed in September 2015. The first staged-enrollment commenced during the first quarter of 2014, and during these trials, the Company incurred costs for patient recruiting, acquisition of clinical test equipment to be used in the trials, outside experts to read and interpret the results of the studies, third party costs to monitor the investigational sites and perform data collection activities and surgeon and patient fees in connection with the surgical procedures and follow-up visits. The Company’s policy with respect to the recognition of these costs is to record such costs as research and development expense in the consolidated statements of operations and comprehensive loss in the period in which the services are provided. The Company will evaluate the purchases of clinical test equipment, on a case by case basis, to determine if there exists an alternative use for the equipment following the clinical trials. In the event that the Company determines that there is no alternative use for the test equipment, that cost will be expensed as part of research and development expense.

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

Income Taxes

For the years ended December 31, 2015 and 2014, the Company was generally not subject to income taxes, as income or loss was either passed-through and included in the income tax returns of the Company’s shareholders or otherwise not subject to tax under local statute or rulings. As described in Note 1, the Parent completed a restructuring on October 21, 2013. As a result, some of the entities are no longer pass-through entities or were restructured as taxable entities. Provisions for federal, foreign, state, and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred income tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized.

Advertising Costs

The Company incurs direct response advertising expense outside the United States in order to create awareness of the Company’s Microlens solution to presbyopia. The Company’s policy with respect to direct response advertising is to defer costs related to media and setup costs and amortize those costs to the statement of operations in the period in which the related revenue is recognized. Due to the early stages of market development and the uncertainty around the impact of advertising campaigns to-date, the Company expensed approximately $79,000, and $244,000 as part of sales and marketing expense in the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).  This update requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessees will no longer be provided with a source of off-balance sheet financing.  This update is effective for financial statements issued for annual periods beginning after December 15, 2018 (which is January 1, 2019 for us), including interim periods within those fiscal years.  Early adoption is permitted.  Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.  Applying a full retrospective transition approach is not allowed.  We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016 (which is January 1, 2017 for us), and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We do not anticipate that the adoption of this update will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 (which is January 1, 2017 for us), including interim periods within those fiscal years. This update should be applied prospectively with earlier application permitted. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (which is January 1, 2016 for us). Early adoption is permitted. We do not anticipate that the adoption of this update will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 (which is January 1, 2018 for us), including interim periods within that reporting period.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Entities have the option of using either a full retrospective or a modified approach to adopting the guidance.  We have not yet selected a transition approach and we are currently assessing the impact on our consolidated financial statements from the adoption of this new accounting guidance.

(3) Inventory

The Company maintains a serial number tracking system that measures shelf life such that no lens that has aged beyond four years shall be delivered to a customer. During the years ended December 31, 2015 and 2014, inventory write-downs reflecting excess quantities on hand were recognized in the amount of $169,000 and $61,000, respectively, based on the age of the lens inventory, inserters, accessories and the refractive mix of the inventory. Finished goods inventory consists of the following (in thousands):

	December 31,
	2015	2014
Lenses	$294	$371
Accessories	136	7
Inventory	$430	$378

(4) Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Office equipment and computers	$74	$51
Leasehold improvements	142	132
Production equipment and facilities	752	682
Software	58	7
Construction In Process	1	—
Furniture and vehicles	167	155
	1,194	1,027
Less: accumulated depreciation	(419)	(280)
Property and equipment, net	$775	$747

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015 and 2014 was $159,000 and $135,000, respectively.

(5) Other Assets

Other assets consists of the following (in thousands):

	December 31,
	2015	2014
Prepaid rent and other assets	$63	$47
Deferred costs related to the initial public offering	—	839
	$63	$886

(6) Other Current Liabilities

Other current liabilities consists of the following as of the dates set forth below (in thousands):

	December 31,
	2015	2014
Costs related to the initial public offering	$—	$327
Accrued professional fees	33	20
Accrued payroll related and bonuses	307	114
Accrued utilities and outside services	90	137
Accrued other expense	61	56
Income Tax Payable	44	28
Deferred Tax Liability	34	9
	$569	$691

(7)  Loss per Share

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

Basic and diluted net loss per share were calculated as follows (in thousands, except share and per share data):

	December 31,
	2015	2014
Net Loss	$(18,161)	$(15,664)
Net income allocated to participating securities	—	—
Net loss allocated to common shareholders	$(18,161)	$(15,664)
Weighted average shares outstanding - basic and diluted	12,945,968	9,166,667
Basic and diluted net loss per share	$(1.40)	$(1.71)

The aggregate 9,166,667 ordinary shares of the Company prior to the initial public offering have been reflected as issued and outstanding at December 31, 2014 for purposes of computation of basic and diluted loss per share. Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of 1,044,743 and zero weighted average shares for the fiscal years ended December 31, 2015 and 2014, respectively.

(8) Shareholders’ Equity (Deficit)

Deferred Ordinary Shares

Capital related to Presbia PLC at December 31, 2014 consisted of ordinary shares (“Euro Ordinary Shares”) of $54,000, €1.00 par value, 40,000 authorized and issued with effective date of formation of February 6, 2014 (paid-in on January 10, 2014 with $1.35: €1.00). On January 14, 2015 the Company amended its memorandum and articles of association, resulting in the re-designation of the 40,000 Euro Ordinary Shares as deferred ordinary shares (“Deferred Ordinary Shares”). In August 2015, the Company cancelled 6 Deferred Ordinary Shares pursuant to the distribution of assets held by Presbia Holdings to its ordinary shareholders.

The rights and preferences of the Deferred Ordinary Shares are as follows: (i) subject to the right of the Company to set record dates for the purposes of determining the identity of shareholders entitled to notice of and/or to vote at a general meeting, the right to attend and speak at any general meeting of the Company and to exercise one vote per Euro Ordinary Share held at any general meeting of the Company; (ii) the right to participate pro rata in all dividends declared by the Company; and (iii) the right, in the event of the Company’s winding up, to participate pro rata in the total assets of the Company. The rights attaching to the Euro Ordinary Shares may be subject to the terms of issue of any series or class of preferred shares allotted by the Company’s board of directors from time to time in accordance with articles of association.

(9) Stock Options

Stock-Based Compensation Plans

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted stock units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including long-term and annual cash incentive awards. A total of 1,800,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 693,000 were available on December 31, 2015 for future grants and awards. The exercise price of each grant shall be determined by the Board of Directors (or a committee thereof) at the grant date in accordance with the terms of the Presbia Incentive Plan, which generally vests awards 20% annually over a five-year period and expire no later than 10 year from the grant date. The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors. Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

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

Equity Issued by Presbia PLC in 2015

Options

The following table sets forth the Company’s option activity for the fiscal year ended December 31, 2015:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2015 and 2014	-	$-	—
Granted	1,110,500	$9.71	—
Exercised	-	$-	—
Forfeited/cancelled	(25,917)	$8.98	—
Balance, December 31, 2015	1,084,583	$9.73	—
Vested and expected to vest, December 31, 2015	1,001,134	$9.73	—
Exercisable, December 31, 2015	90,000	$10.00	—

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation representing 1,032,500 options granted to employees and non-employee directors during 2015 with the following assumptions:

Year Ended December 31, 2015
Stock price per share	$4.39 - $10.00
Term	5.5 - 6.5 Yrs.
Volatility	69.8% - 84.6%
Dividends	—
Risk-free rate	1.3% - 2.0%

The stock price per share is the range of closing stock prices for the Company’s ordinary shares associated with the award grant dates. The term is the expected term of the option utilizing the simplified method because of the Company’s limited history of option exercise activity and its options meeting the criteria of the “plain vanilla” options as defined by the Securities and Exchange Commission. Also, due to its limited stock price volatility history, the Company uses a peer group average under ASC 718 consistent with the expected term of the option in effect at the time of the grant. The risk-free rate is based on the U.S. Treasury yield consistent with the expected term of the option at the time of the grant.

The weighted average grant date fair value of the employee options granted during 2015 was $6.74 per share. For those options granted to employees, stock-based compensation expense is based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. A 5% forfeiture rate assumption was applied, which reduces the amount of expense recognized each period anticipating that a portion of all options will, more likely than not, be cancelled prior to the dates of its vesting periods. The forfeiture rate is subject to review and may be adjusted based upon experience.

Non-Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of share-based compensation representing 78,000 options granted to non-employees and consultants during 2015 with the following assumptions:

Year Ended December 31, 2015
Stock price per share	$5.26
Expected term	9.2 - 9.9 Yrs.
Volatility	75.8% - 78.8%
Dividends	—
Risk-free rate	2.3%

In contrast to the determination of the value of options granted to employees and non-employee directors, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair value for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared. Because the performance criteria of these grants is based solely upon a requisite service period, and are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to a forfeiture rate of 5%.

Restricted Shares

During 2015, the Company granted 29,559 restricted ordinary shares to newly-appointed independent board members effective with their appointment date joining the board. These grants vest in five equal, annual installments commencing one-year after the date of the grant. The weighted average grant date fair value was determined by referring to the closing price of the Company’s ordinary shares on the dates of the grants. During 2015, one director resigned from the board and joined the Company’s Medical Advisory Board and, as such, the board fully vested 1,854 shares on an accelerated basis and 7,416 were cancelled.

As of December 31, 2015, there were 20,289 unvested restricted shares with a weighted average grant date fair value of $7.89 per share. During 2015, The Company recorded compensation expense related to restricted shares of $38,400. The following table sets forth the Company’s restricted share activity for the fiscal year ended December 31, 2015:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2014	-
Granted	29,559	$8.12
Vested	(1,854)	$8.63
Forfeited/cancelled	(7,416)	$8.63
Unvested, December 31, 2015	20,289	$7.89
Vested and expected to vest, December 31, 2015	19,935	$7.83
Vested, December 31, 2015	1,854	$8.63

Stock-Based Compensation Expense

During 2015, the Company recognized stock-based compensation expense for equity awards as follows (in thousands):

Year Ended December 31, 2015
Research and development	$223
General and administrative	1,762
Sales and marketing	165
$2,150

Unrecognized Share-Based Compensation

As of December 31, 2015, there was $4.6 million of unrecognized option expense related to employees and non-employees which is expected to be recognized by the Company over the weighted average remaining vesting period of 3.7 years. For restricted share expense, unrecognized compensation expense is estimated to be $124,000 and to be recognized over the weighted average vesting period of 4.4 years.

Equity Issued by Presbia Holdings

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. It was concluded that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of non-employee stock options are calculated at each reporting date, using the Black-Scholes option-pricing model, until the award vests or there is a substantial disincentive for the non-employee not to perform the required services. For a discussion of the valuation methods and assumptions utilized for the remeasurement of non-employee awards during the years ended December 31, and 2014, see “Valuation of Parent’s Ordinary Shares” below.

The following table sets forth the required inputs to determine the fair values for the non-employee Parent-related stock options:

	Year Ended December 31,
	2015	2014
Stock price per share	$—	$0.40
Term	—	8.8 yrs.
Volatility	—	77%
Dividends	—	—
Risk-free rate	—	2.1%

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

Compensation cost for employee stock-based awards is based on the estimated grant date fair value and is recognized over the service period of the applicable award on a straight-line basis. At the time of the option grant date, the Black-Scholes option pricing model was used to determine the fair value of employee stock options. To apply the Black-Scholes option pricing model, the grant-date fair value of the underlying common stock price or value of the shares is adjusted based on the assumptions regarding the volatility of the common stock prices or share values, the expected term of the option and the risk-free interest rate corresponding to a time period equivalent to the expected term of the option. Volatility was based on the stock volatility of comparable public companies within the same industry.

Restricted Shares

In October 2013, the Parent granted 1,000,000 restricted ordinary shares to its then president, Zohar Loshitzer and 250,000 each to two board members at a fair value of $0.30 per restricted share, and in the case of the two board members, the vesting period was 20% per year over a five year period. With respect to the 1,000,000 restricted share award to Mr. Loshitzer, the shares would vest over (i) the earlier of a three year vesting period in equal annual installments beginning one year following the date of grant or (ii) the date at the end of any lock-up period as determined by the then contemplated initial public offering.  Furthermore, in the case of president, the vesting of the shares was guaranteed regardless of Mr. Loshitzer’s future employment status with the Parent, or with any of its subsidiaries, unless such employment was terminated for cause. Accordingly, with respect to the Mr. Loshitzer’s grant, stock-based compensation expense in 2013 was fully recorded for $300,000. At December 31, 2014, the aggregate unvested restricted ordinary shares for the two board members was 400,000.

In May 2015, the Parent accelerated the future vesting dates of all options and restricted shares in anticipation of the distribution of its assets to its ordinary shareholders, and, accordingly, the remaining unvested 400,000 restricted shares became fully vested. Incremental stock-based compensation expense of approximately $104,000 was recognized in the second quarter of fiscal 2015 based upon the 400,000 shares and a fair value of the Parent’s ordinary shares of $0.26 as of the date of modification. No incremental expense for the unvested shares held by the president was recorded.

Stock-Based Compensation Expense-Presbia Holdings

The employee, non-employee and restricted stock stock-based compensation expense was allocated to the Company from its Parent in the accompanying statements of operations and comprehensive loss for all the periods presented as follows (in thousands):

	Year Ended December 31,
	2015	2014
Research and development	$28	$213
General and administrative	117	81
Sales and marketing	11	19
	$156	$313

The following table sets forth the Parent’s stock option activity for the year ended December 31, 2015:

	Number of Parent's Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2015	4,835,000	$0.11
Granted	—	$—
Exercised	(3,860,000)	$0.08	$656
Forfeited/cancelled	(975,000)	$0.24
Balance, December 31, 2015	-	$-

Intrinsic value is measured using the estimated fair value at the date of grant, or as of December 31 (for outstanding options), less the applicable exercise price.

In May and June 2015, all vested and unvested outstanding stock options issued by the Parent were deemed to be fully vested by May 15, 2015 and were subject to expiration, unless exercised by the option holder, by June 15, 2015, for the purpose of distributing the 9,666,667 ordinary shares of Presbia PLC acquired by Presbia Holdings in connection with the 2014 and 2015 Reorganizations and the initial public offering to its ordinary shareholders. On August 3, 2015, the distribution of such shares was completed to its shareholders and Presbia Holdings was dissolved in November 2015. As a result of the acceleration of the vesting dates of these options, incremental stock-based compensation expense was recognized in the amount of approximately $21,000.

Unrecognized Stock-Based Compensation Expense-Presbia Holdings

As of December 31, 2015, all outstanding stock options and restricted share issued by Presbia Holdings were either exercised and exchanged for shares in Presbia PLC or were expired.

Valuation of the Parent’s Ordinary Shares

Valuation at December 31, 2015. No valuation of the Parent’s Ordinary Shares was required at December 31, 2015 because the entity was dissolved in November 2015.

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

(10) Related Party Transactions

The following table sets forth the amounts due to related parties reflected in the accompanying consolidated balance sheets (in thousands):

	Year Ended December 31,
	2015	2014
Payable to related parties-current:
Management services provided by related parties	$55	$12
Total	$55	$12

Payable due to the Parent-noncurrent:
Principal amounts due to the Parent	$—	$417
Accrued interest due to the Parent	$—	$—
Total	$—	$417

Mr. Ressler is a member of the Company’s Board of Directors and had served as the Chairman of the Board of the Parent since the Parent’s formation in 2007 and along with immediate family members had a controlling interest in a partnership that controlled the Parent, prior to its dissolution in November 2015. As of December 31, 2014 net principal amounts due to the Parent amounted to $0.4 million. Prior to November 25, 2014, interest on outstanding balances due to the Parent were accrued at a rate of 15% per annum, compounded daily totaling approximately $2.2 million for the twelve months ended December, 31, 2014. The funding debt had no fixed maturity or expiration date and is classified as a noncurrent liability in the accompanying consolidated balance sheet at December 31, 2014.

On November 30, 2014, Presbia Holdings converted all the remaining indebtedness owed to Presbia Holdings by certain subsidiaries of Presbia Ireland, Limited at that time to equity (“2014 Debt Conversion”). In the 2014 Debt Conversion, approximately $23.5 million of outstanding intercompany debt owed to Presbia Holdings was converted to equity of such subsidiaries. During the period from December 1, 2014 to January 14, 2015, covering the period immediately prior to the completion of the initial public offering on February 3, 2015, aggregate funding from the Parent to Presbia PLC totaled approximately $1,558,000, of which $417,000 was classified as payable due to Parent on the consolidated balance sheet as of December 31, 2014.

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

In May 13, 2015, the board of directors of Presbia Holdings approved the liquidation of Presbia Holdings, which liquidation was subsequently approved by the shareholders of Presbia Holdings on May 13, 2015. In connection with the Liquidation, on August 3, 2015, Presbia Holdings distributed, by way of a dividend in specie, the 9,666,667 ordinary shares of the Company that it held as of that date to its equity holders, pro rata based on each such equity holder’s equity ownership in Presbia Holdings.

In July 2015, Presbia Holdings incurred and paid bonus payments of approximately $183,000 on behalf of Presbia PLC in connection with the Liquidation.

Since 2011, Orchard Capital Corporation (“Orchard”), which is wholly-owned by Mr. Ressler, has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to the Company pursuant to a Services Agreement. During the years ended December 31, 2015, and 2014, the Company recognized general and administrative expense of $139,000, and $18,000, respectively, for services invoiced by Orchard. As of December 31, 2015 and 2014, amounts due to Orchard for management and accounting services amounted to $2,000 and $23,000, respectively.

Commencing during the second quarter of 2013, the Company has received human resources management services, payroll services, IT support and risk management services from CIM Group, an entity in which Mr. Ressler has a controlling interest. The Company has incurred charges of $185,000 and $152,000 payable to CIM Group for such services for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $53,000 and $12,000, respectively.

(11) Operating Segments and Geographic Information

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

The following table sets forth the Company’s revenues generated from external customers located in foreign countries and long-lived assets by area (in thousands):

	Year Ended December 31,
Revenues	2015	2014
Australia	$2	$-
Brazil	-	-
Canada	9	4
Ireland	67	149
Italy	-	4
Japan	-	4
South Korea	44	-
The Netherlands	29	-
UK	2	-
Total	$153	$161

	Year Ended December 31,
Long-lived Assets	2015	2014
U.S.	736	716
Foreign	39	31
Total	$775	$747

In the years ended December 31, 2015 and 2014 there were six and four customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2015, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

With respect to suppliers for the microlens, the Company has a five-year supplier agreement that will expire in January 2017 with a lens manufacturer in Israel from which the Company receives 100% of its lens supply for use in commercial activities outside the United States. The Company also has its own manufacturing facility in Irvine, California that we believe can be scaled to meet excessive lens demand or a disruption of supply sourced from outside the United States.

(12) Commitments and Contingencies

Facility Leases

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that expires in May 2017, a 26-month sublease of office space in the same California location that commenced in June 2014 and will expire in July 2016, a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013, and a 30-month lease in Amsterdam, the Netherlands that commenced on January 1, 2016. Rent expense for the years ended December 31, 2015 and  2014 was $209,000 and $234,000, respectively. The following table shows the annual base rental cost over the term of the leases (in thousands).

Years Ended December 31,	Obligations Under Facility Leases
2016	178
2017	63
2018	7
2019	—
2020	—
2021 and Thereafter	—
Total	$248

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(13) Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014
Current provision:
Federal	$—	$—
State	3	2
Foreign	16	8
Total current	$19	$10
Deferred provision
Federal	(306)	(90)
State	—	—
Foreign	(1,574)	(886)
Total deferred	(1,880)	(976)
Valuation allowance	1,880	976
Total deferred	—	—
Total income tax provision	$19	$10

A reconciliation of the federal statutory rate to the effective rate is as follows:

	Year Ended December 31,
	2015	2014
Expected income tax benefit at federal statutory rate	35%	35%
State tax provision, net of federal benefit	0%	0%
Foreign rate differential	(25%)	(24%)
Pass-through entities	0%	0%
Change in valuation allowance	(10%)	(6%)
Nondeductible expenses	0%	(5%)
Other	0%	0%
Income tax provision	(0.0%)	(0.1%)

The components of the Company’s deferred tax assets are summarized as follows (in thousands):

	Year Ended
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$3,072	$1,201
Accrued expenses	27	44
Stock based compensation	241	186
Deferred tax assets	3,340	1,431
Valuation allowance	(3,247)	(1,366)
Net deferred tax assets	93	65
Deferred tax liabilities:
Depreciation	(93)	(65)
Total deferred tax liabilities	(93)	(65)
Net deferred tax asset	$—	$—

The valuation allowance has been established to offset the Company’s net deferred tax assets, as realization of such assets is not considered to be more likely than not due to the Company’s history of losses and uncertainties regarding the Company’s ability to generate future taxable income sufficient to realize the benefit of these deferred tax assets.

The Company has U.S. Federal net operating loss (“NOL”) carryforwards of approximately $1,618,000 and $729,000 for December 31, 2015 and 2014, respectively, subject to potential limitations pursuant to Internal Revenue Code section 382 as discussed below. The federal NOL carryforwards will begin to expire in 2033, unless previously utilized. The Company has NOL carryforwards in Ireland of $20.2 million and $7.6 million for December 31, 2015 and 2014, respectively, which can be carried forward indefinitely.

Pursuant to Section 382 of the Internal Revenue Code (the “Code”), annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of 50% of certain shareholders occurs within a three-year period. An ownership change may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders.

Presbia Coopratief U.A. is a Dutch Company that has received an advance ruling with the Tax and Customs Administration that is in effect from January 1, 2012 to December 31, 2015.

As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits. The Company does not anticipate a significant increase in the unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of the income tax provision. As of December 31, 2015 and 2014, the Company did not have any tax related accrued interest and penalties on its balance sheet or on its statement of operations.

Due to net operating loss carryovers, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for years 2008 through 2015. The foreign income tax returns are open to examination for the years 2012 through 2015.

The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share based award exceeds the deferred tax asset, if any, associated with the award. At December 31, 2015 and 2014, deferred tax assets did not include $39,000 of excess tax benefits from stock based compensation.

(14) Quarterly Financial Data (unaudited)

The following tables present the unaudited financial data for each of the interim periods in 2015 and 2014:

	Quarter Ended (unaudited)
	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Revenues	$73	$42	$10	$28
Cost of goods sold	47	14	34	68
Operating expenses:
Research and development (a)	1,776	2,502	2,333	1,324
Sales and marketing	519	834	760	593
General and administrative	2,319	2,007	1,762	1,391
Operating loss	(4,588)	(5,315)	(4,879)	(3,348)
Interest expense	—	—	—	-
Other expense	—	—	12	—
Loss before income tax provision	(4,588)	(5,315)	(4,891)	(3,348)
Income tax provision	5	4	9	1
Net loss	$(4,593)	$(5,319)	$(4,900)	$(3,349)

Net loss per share-basic and diluted	$(0.39)	$(0.40)	$(0.37)	$(0.25)
Weighted average shares basic and diluted	11,759,260	13,333,334	13,334,503	13,335,188

	Quarter Ended (unaudited)
	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Revenues	$26	$61	$38	$36
Cost of goods sold	6	33	6	16
Operating expenses:
Research and development (a)	732	1,675	1,016	820
Sales and marketing	249	394	463	546
General and administrative (b)	1,376	4,272	881	1,048
Operating loss	(2,337)	(6,313)	(2,328)	(2,394)
Interest expense	433	584	719	552
Other expense	—	(6)	—	—
Loss before income tax provision	(2,770)	(6,891)	(3,047)	(2,946)
Income tax provision	2	3	5	—
Net loss	$(2,772)	$(6,894)	$(3,052)	$(2,946)

Net loss per share-basic and diluted	$(0.30)	$(0.75)	$(0.33)	$(0.32)
Weighted average shares basic and diluted	9,166,667	9,166,667	9,166,667	9,166,667

(a)	Includes costs related to U.S clinical trials.
(b)	Includes $3.4 million write-off of deferred offering costs in the second quarter of 2014.

(15) Subsequent Events

Effective January 19, 2016, Dr. Gerald Farrell joined the Presbia PLC board of directors and will serve as an independent member of the Audit Committee. In connection with joining the board of directors, Dr. Farrell was awarded 15,968 restricted stock (RSA’s) at a January 19, 2016 closing price of $5.01.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 4, 2015, upon the recommendation of the Audit Committee  the Company decided to engage Squar Milner LLP as the Company’s independent registered public accounting firm with respect to the Company’s U.S. financial statements for the fiscal year ending December 31, 2015, which engagement became effective on June 8, 2015.

On June 4, 2015, Deloitte & Touche LLP (“Deloitte”) was dismissed as the Company’s independent registered public accounting firm, effective immediately.

The audit report of Deloitte on the Company’s financial statements for the fiscal year ended December 31, 2014 (“Fiscal 2014”) did not contain any adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles, except the audit report for Fiscal 2014 contained an explanatory paragraph relating to allocations of expenses from Presbia Holdings, the Company’s controlling shareholder, and arrangements with related parties.

During Fiscal 2014, and during the period from January 1, 2015 through June 4, 2015, the Company had: (i) no disagreements with Deloitte of the type contemplated by Item 304(a)(1)(iv) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim periods; and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During Fiscal 2014, and during the period from January 1, 2015 through June 8, 2015, neither the Company nor anyone on its behalf consulted Squar Milner LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (ii) any matter that was the subject of a “disagreement” or “reportable event” (within the meaning of Items 304(a)(1)(iv) and 304(a)(1)(v) of Regulation S-K, respectively), except that Squar Milner LLP assisted in the preparation of the Company’s income tax provision in connection with the Company preparing its financial statements for Fiscal 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management, including the Company’s principal executive officer and principal financial officer, has concluded that our internal control over financial reporting was effective as of December 31, 2015

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of March 1, 2016.

NAME	AGE	POSITION(S)
Ralph “Randy” Thurman(1)(3)(4)	66	Executive Chairman of the Board
Todd Cooper(1)	51	Chief Executive Officer, President and Director
Zohar Loshitzer	58	Chief Business Development Officer and Director
Vladimir Feingold	66	Chief Technology Officer, Executive Vice President and Director
Richard Fogarty	65	Chief Accounting Officer, Vice President, Finance and Secretary
Gerald Farrell(2)	56	Director
Gerd U. Auffarth(2)(3)(4)	51	Director
Richard Ressler(3)(4)	57	Director
Robert J. Cresci(2)(3)(4)	72	Director

(1)	Member of our executive committee.
(2)	Member of our audit committee.
(3)	Member of our nominating and corporate governance committee.
(4)	Member of our compensation committee.

Ralph “Randy” Thurman has served as a director of Presbia PLC since February 2014. He was previously a director of Presbia Holdings from October 2013 until its liquidation in 2015. From October 2014 through January 2015, Mr. Thurman served as the Chief Executive Officer of Presbia PLC. He commenced serving as the Executive Chairman of Presbia PLC in January 2015. Mr. Thurman has served as a consulting advisor in private equity since 2008. Mr. Thurman currently serves as Senior Advisor to BC Partners, a private equity firm. Mr. Thurman served as an Operating Executive and Partner at AEA Investments LP (“AEA Investments”), a private equity firm, from October 2012 through March 2014, and during that period, was the Executive Chairman of Cogent HMG, a portfolio company of AEA Investments engaged in healthcare technology. Before joining AEA Investments, Mr. Thurman was a Senior Advisor at New Mountain Capital, LLC, a private and public equity investment firm, since May 2008. From July 2008 to October 2011, Mr. Thurman served as a director of CardioNet, Inc., a publicly-traded global medical technology company focused on diagnosing and monitoring cardiac arrhythmias, where he also served as Executive Chairman from July 2008 to January 2009, as President and Chief Executive Officer from February 2009 to June 2010, and as Chairman from June 2009 until his resignation from the board of directors in October 2011. From 2001 to 2007, he was a Founder, Chairman and Chief Executive Officer of VIASYS Healthcare Inc., a privately-held healthcare technology company. Mr. Thurman served as a director of Enzon, Inc., a biotechnology company, from 1993 to 2001 and served as Chairman from 1996 to 2001. From 1997 to 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, a privately-held company providing funding and strategic direction to healthcare technology companies. Prior to that, he served as Chairman and Chief Executive Officer of Corning Life Sciences, Inc., a manufacturer of laboratory products for life sciences research (1993 to 1997), and previously was President of Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company (1984 to 1993). Mr. Thurman currently serves on the board of directors of Allscripts Healthcare Solutions, Inc. From November 2013 to February 2014, Mr. Thurman served as a director of Orthofix International N.V. and was Vice Chairman of Arno Therapeutics from June 2013 to February 2015. Mr. Thurman received a B.S. in economics from Virginia Polytechnic Institute and an M.A. in management from Webster University and is a graduate of the U.S. Air Force Air Command and Staff College.

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

Zohar Loshitzer has served as a director of Presbia PLC since February 2014. He served as a director of Presbia Holdings from May 2007 until its liquidation in 2015. He served as the Chief Executive Officer of Presbia PLC from February 2014 to October 2014, served as the President of Presbia PLC from February 2014 to January 2015, served as Chief Business Development Officer from January 2015 to September 2015. Since January 2005, Mr. Loshitzer has served as a principal at Orchard Capital, where he supports the portfolio companies of Orchard Capital by designing operational efficiencies and cost reductions, and he has served since August 2000 as the President and Chief Executive Officer of Universal Telecom Services, Inc., a provider of telecommunications services and solutions to emerging markets. He has served as Executive Vice President of Corporate Strategy of j2 Global since June 2001 and from July 1997 through June 2001 he served as the Chief Information Officer at j2 Global. Mr. Loshitzer was the founder and President of MTP Consulting, Inc., a business consulting firm, from January 2011 to August 2013, and he was the founder and President of Imali, Inc., another business consulting firm, from January 2007 to December 2010. Since 1995, he has been a Managing Director at Orchard Telecom, a provider of telecommunications products. He previously served as a consultant to MAI Systems Corporation, a provider of information technology solutions, and as a General Manager and Managing Director at Life Alert Emergency Response, Inc., a provider of security services for the elderly, which Mr. Loshitzer co-founded. He was a director of the publicly-traded OCATA Therapeutics (formerly Advanced Cell Technology Inc.) from December 2011 to February 2016, when the company was sold to a Japanese private company. He was also a director of publicly-traded Environmental Solutions Worldwide, Inc. from January 2011 to December 2015. He graduated from Tel Aviv University with a degree in Electronics Engineering.

Mr. Loshitzer has been chosen to serve on our Board as a result of his finance and business management knowledge and experience and his investment experience in start-ups and early stage financings.

Vladimir Feingold has served as the Chief Technology Officer, the Chief Technology Officer of Presbia PLC since February 2014 and an Executive Vice President of Presbia PLC since June 2014, and he commenced serving as a director of Presbia PLC in January 2015. He served as a director of Presbia Holdings from September 2009 until its liquidation in 2015. He has more than 30 years’ experience as an executive in the medical technology field and in research and development. Beginning in September 2001, he was the Chief Executive Officer of Visitome, Inc. and Biovision AG until Biovision AG was liquidated in bankruptcy in Switzerland in 2008 and the operations of Visitome were merged into Presbia in 2009. Previously, Mr. Feingold served as President and Chairman of Staar Surgical AG, Switzerland (1994-1999) and held positions of increasing responsibility with its parent, Staar Surgical Co., a U.S. public company (1991-1999). From 1995 to 2000, Mr. Feingold was also a director of Canon-Staar, Japan, and from 1984 to 2001, Mr. Feingold was managing director and chairman of the board of Bionica Pty Ltd., Australia, a company which produced and distributed an ambulatory medication delivery system, and marketed ophthalmic products. From 1975 to 1984, Mr. Feingold held various research, engineering and manufacturing executive positions at Telectronics Pty. Ltd., Australia. At that time, Telectronics manufactured miniature advance cardiac pacemakers. Mr. Feingold received his B.E. (Mechanical) and B.Sc. (Computer Science and Mathematics) from the University of Sydney, Australia.

Mr. Feingold has been chosen to serve on our Board as a result of his scientific background, his familiarity with presbyopia and his understanding of our industry.

Richard T. Fogarty has served as the Secretary of Presbia PLC since formation, the Chief Accounting Officer of Presbia PLC since February 2014 and the Vice President, Finance of Presbia PLC since June 2014. He served as the Chief Accounting Officer of Presbia Holdings from August 2013 until its liquidation in 2015. From February 2010 to August 2013, Mr. Fogarty was Vice President, Finance and Administration and Chief Financial Officer for Plainfield Precision, Inc., a provider of contract manufacturing services to the automotive and medical device industries. Mr. Fogarty held corporate controller and corporate finance positions in publicly-held companies Collectors Universe, Inc., which provides authentication and grading services for high-value collectibles, from March 2006 to February 2010, and Impco Technologies, Inc. (now Fuel Systems Solutions, Inc.), which designs, manufactures and supplies alternative fuel products and systems, from November 2002 to March 2006. Mr. Fogarty holds an M.B.A. from Fairleigh Dickinson University and a B.S. degree from Union College. Mr. Fogarty is a Certified Management Accountant. On February 8, 2016 Mr. Fogarty announced his intention to resign as Chief Accounting Officer, effective March 31, 2016. We are in discussions with Mr. Fogarty regarding continuing with the company for a longer transition period.

Dr. Gerald Farrell has served as a director of Presbia PLC since January 2016. Dr. Farrell has been involved in the pharmaceutical industry for more than 25 years, and worked for Eli Lilly Company Limited in Ireland and the United Kingdom for the majority of his successful career. Dr. Farrell’s tenure at Eli Lilly included positions of Managing Director, leading the commercial sales and marketing in Ireland, Director Strategy, Commercial and Business in the UK accountable for long-term strategic planning and business operations as well as other positions related to compliance, production, sales, and planning. Dr. Farrell earned a Ph.D. Plant Biotechnology from University College, Cork, and a BSc Honors – Plant Science and Higher Diploma Education with Honors from University College, Galway.  Dr. Farrell serves on the Board for UCD Michael Smurfit Graduate Business School, serves as a director, and previously served as president, for Irish Pharmaceutical Healthcare Association, and serves as a council member for the Dublin Chamber of Commerce.  Previously, from 2003 until 2014, Dr. Farrell served as a director of Eli Lilly and Company (Ireland) Ltd.

Dr. Farrell was chosen to serve on our Board as a result of his deep experience and leadership in the pharmaceutical industry developed over the course of an over 25-year career with Eli Lilly.

Prof. Dr. Gerd U. Auffarth has served as a director of Presbia PLC since August 2015 and Dr. Auffarth has also served as the Director and Chairman of the Department of Ophthalmology at the Ruprecht-Karls-University of Heidelberg, Germany since April 2011. Since August 2006, Dr. Auffarth has been the Director of the International Vision Correction Research Centre, a research center focusing on cataract and refractive surgery, laboratory studies, and ocular pharmacology. Since June 2012 he has been the Director of The David J Apple International Laboratory for Ophthalmic Pathology, which provides analyses on ophthalmic devices. Since August 2006 he has served as the Founder and Chief Executive Officer of' Steinbeis Technology Transfer Research Company IVCRC, which carries out research with companies, including start-up companies, in the ophthalmic medical device business in cooperation with the University Eye Clinic of Heidelberg. Since March 2012, he has served as the President of the German Society for Intraocular Lens Implantation and Refractive Surgery, and he has served on the board of this society since March 1999. Since September 2012, he has served as a member of the board of the German Ophthalmological Society (DOG), and since September 2005, he has served as an emeritus member of the board of the European Society for Cataract and Refractive Surgeons (ESCRS). He received an M.D. degree from the RWTH Aachen Medical School, Aachen University of Technology, Germany, and a Professorship in Ophthalmology and Ocular Pathology of the Ruprecht-Karls-University of Heidelberg, Germany.

Dr. Auffarth was chosen to serve on our Board due to his expertise in ophthalmic matters.

Richard S. Ressler has served as a director of Presbia PLC since January 2015. Mr. Ressler served as an officer and director of Presbia Holdings from May 2007 until its liquidation in 2015. Mr. Ressler served on the board of Presbia Holdings pursuant to a services agreement between our company and Orchard Capital Corporation (“Orchard Capital”). Mr. Ressler is the founder, owner and President of Orchard Capital, a firm that provides consulting and advisory services to companies (including Presbia) in which Orchard Capital or its affiliates invest. He has been President of Orchard Capital since 1994. Mr. Ressler has been Chairman of the Board of Directors of j2 Global, Inc. (“j2 Global”), a publicly-traded provider of services through the internet, since 1997, and served as j2 Global’s Chief Executive Officer from 1997 to 2000, serving in each of these capacities pursuant to a consulting agreement between j2 Global and Orchard Capital. Since March 2014, Mr. Ressler has been Chairman of the Board of Directors of CIM Commercial Trust Corporation, a publicly-traded real estate investment trust. Through an agreement with Orchard Capital, Mr. Ressler serves in various senior capacities with, among other companies, CIM Group, L.P. (together with its affiliates, “CIM Group”), a real estate investment and management company co-founded by Mr. Ressler, and Orchard First Source Asset Management (together with its affiliates, “OFSAM”), an investment adviser focusing on middle market debt investments co-founded by Mr. Ressler. CIM Investment Advisors LLC, an affiliate of CIM Group, and OFSAM and its wholly owned subsidiary, OFS Capital Management, LLC, are all registered with the U.S. Securities and Exchange Commission as registered investment advisers. Mr. Ressler also serves as a board member for various private companies in which Orchard Capital or its affiliates invest. Mr. Ressler holds a B.A. from Brown University and J.D. and M.B.A. degrees from Columbia University.

Mr. Ressler has been chosen to serve on our Board as a result of his extensive experience with, and knowledge of, business management and finance.

Robert J. Cresci has served as a director of Presbia PLC since March 2015. Robert J. Cresci has been a managing director of Pecks Management Partners Ltd., an investment management firm, since 1990. Mr. Cresci currently serves on the boards of j2 Global, Inc., Luminex Corporation, OFS Capital Corporation, CIM Commercial Trust Corporation. Mr. Cresci previously served on the board of Continucare Corporation until 2011 and the board of Sepracor, Inc. until 2009. By virtue of his time with Pecks Management Partners and the other business entities mentioned, Mr. Cresci brings to our board of directors his broad expertise and experience in accounting issues, and public company matters. Mr. Cresci holds an undergraduate degree in Engineering from the United States Military Academy at West Point and holds a M.B.A. in Finance from the Columbia University Graduate School of Business.

Mr. Cresci was chosen to serve on our Board as a result of his broad experience in accounting and investment management developed during his tenure at Pecks Management Partners and his previous experience serving on the boards of other public companies.

Each of our executive officers and directors also serves as an executive officer and/or director of our Presbia USA, Inc. subsidiary. Certain of our executive officers and directors are also officers and/or directors of other subsidiaries of our company.

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires persons who own more than ten percent of a registered class of our equity securities and our directors and executive officers to file with the SEC initial reports of ownership and reports in changes in ownership of any Presbia PLC equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2015, all reports required to be filed under Section 16(a) were filed on a timely basis.

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

Board Composition and Committees

Richard Ressler and his affiliates control a majority of our issued and outstanding ordinary shares. As a result, we are a “controlled company” within the meaning of NASDAQ listing rules, and thus, we are exempt from the following NASDAQ requirements:

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

We rely on these exemptions. As a result, we do not have a majority of independent directors and we do not have a compensation committee or nominating and corporate governance committee consisting entirely of independent directors. Accordingly, our investors do not have the same protections afforded to shareholders of companies that are subject to all of NASDAQ’s corporate governance requirements.

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

Audit Committee. The audit committee of our Board consists of Drs. Farrell and Auffarth and Mr. Cresci, and Mr. Cresci serves as the chairman of this committee. The audit committee assists our Board in its oversight responsibilities relating to the integrity of our financial statements, the qualifications, independence, compensation and performance of our independent auditors, our systems of internal accounting and financial controls, the performance of our internal audit function, the compliance of our company with legal and regulatory requirements and compliance with our company’s Code of Business Conduct and Ethics.

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

Our Board has determined that all members of the audit committee meet both the SEC and the NASDAQ definitions of an independent director with respect to their service on our audit committee. In making this determination, our Board considered the relationships that Drs. Farrell and Auffarth and Mr. Cresci have with our company and all other facts and circumstances our Board deemed relevant in determining their independence. Our Board has determined that Mr. Cresci qualifies as an “audit committee financial expert” under SEC rules and regulations.

Compensation Committee. The compensation committee of our Board consists of Dr. Auffarth and Messrs. Ressler, Cresci and Thurman, and Mr. Thurman serves as the chairman of this committee. The primary purpose of the compensation committee of our Board is to (i) facilitate our Board’s discharge of its responsibilities relating to the evaluation and compensation of our executives, (ii) oversee the administration of our compensation plans, including the Presbia Incentive Plan, (iii) review and determine Board member compensation and (iv) prepare any report on executive compensation required by the rules and regulations of the SEC and the listing rules of NASDAQ.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee of our Board consists of Dr. Auffarth and Messrs. Thurman, Cresci and Ressler, and Mr. Thurman serves as the chairman of this committee. The primary purpose of our nominating and corporate governance committee is to (i) review the qualifications of, and recommend to our Board, proposed nominees for election to our Board, consistent with criteria approved by our Board, (ii) select, or recommend that our Board select, the director nominees for the next annual meeting of shareholders, (iii) develop, evaluate and recommend to our Board corporate governance practices applicable to our company and (iv) lead our Board in its annual review of the Board and management.

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

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer, and all individuals who served as principal executive officer at any time during the fiscal year ended December 31, 2015, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2015 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2015. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPLE POSITION	YEAR		SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)		NON-EQUITY INCENTIVE PLAN COMPENSA- TION ($)	NON-QUALI- FIED DEFERRED COMPENSA- TION EARNINGS ($)	ALL OTHER COMPENSA- TION ($)	TOTAL ($)
Todd Cooper	2015	(1)	390,342	—	—	3,294,000	(4)	—	—	—	3,684,342
Chief Executive Officer and President

Ralph Thurman	2015	(2)	124,617	—	—	1,612,750	(5)	—	—	—	1,737,367
Chief Executive Officer (October 2014 - Jan 2015)	2014		120,000	—	—	—		—	—	—	120,000

Vladimir Feingold	2015		306,000	29,975	—	732,000	(6)	—	—	—	1,067,975
Chief Technology	2014		300,000	—	—	—		—	—	—	300,000
Officer

Zohar Loshitzer	2015	(3)	242,707	22,250	—	732,000	(7)	—	—	—	996,957
Chief Executive Officer and President (2013 - October 2014)	2014		300,000	—	—	—		—	—	—	300,000
President (October 2014 - January 2015)
Chief Business Development Officer (January 2015 - September 2015)

Richard Fogarty	2015		204,933	4,926	—	63,450	(8)	—	—	—	273,309
Chief Accounting Officer	2014		184,375	—	—	—		—	—	—	184,375

(1)	In January 2015, Mr. Cooper joined Presbia PLC as its Chief Executive Officer and President.
(2)	In January 2015, Mr. Thurman assumed role of Executive Chairman.
(3)

In January 2015, Mr. Loshitzer assumed role of Chief Business Development Officer until his resignation effective September 30, 2015. Following his resignation, Mr. Loshitzer continued to serve as a member of our board and entered into a consulting agreement pursuant to which he receives $5,000 per month for his services. See the Director Compensation Table for additional information.

(4)

Mr. Cooper was awarded options to purchase 450,000 ordinary shares of Presbia PLC in January 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(5)

Mr. Thurman was awarded options to purchase 250,000 ordinary shares of Presbia PLC in January 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(6)

Mr. Feingold was awarded options to purchase 100,000 ordinary shares of Presbia PLC in January 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(7)

Mr. Loshitzer was awarded options to purchase 100,000 ordinary shares of Presbia PLC in January 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(8)

Mr. Fogarty was awarded options to purchase 10,000 ordinary shares of Presbia PLC in March 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K. On February 8, 2016, Mr.

Fogarty announced his intention to resign from the Company effective March 31, 2016. We are in discussions with Mr. Fogarty regarding continuing with the Company for a longer transition period.

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

Equity Awards

Presbia PLC

No equity awards were granted by Presbia PLC to our named executive officers during the year ended December 31, 2014. At December 31, 2014, none of our named executive officers held any options to purchase our ordinary shares or held any other share awards in respect of our ordinary shares. In connection with our initial public offering, in January and March 2015, we granted options to our named executive officers as follows:

•	to Ralph Thurman, options to purchase 250,000 ordinary shares;
•	to Zohar Loshitzer, options to purchase 100,000 ordinary shares;
•	to Vladimir Feingold, options to purchase 100,000 ordinary shares;
•	to Todd Cooper, options to purchase 450,000 ordinary shares; and
•	to Richard Fogarty, in March 2015, options to purchase 10,000 ordinary shares.

All such options were granted pursuant to the Presbia Incentive Plan at an exercise price of $10.00 per share, with the exception of Mr. Fogarty’s options, that were issued at $8.63 per share, and expire ten years from the grant date. With the exception of Mr. Thurman’s options, such options vest in five equal annual installments commencing one year after the grant date. Mr. Thurman’s options vested with respect to one third of the underlying ordinary shares on the grant date and will vest with respect to one third of the underlying ordinary shares on each of the next two anniversaries of that date. None of such options is exercisable while the recipient is an employee, officer or director of our company, unless our Board, in its sole discretion, waives such restriction after determining that such exercise shall not trigger a Rule 9 mandatory takeover under the Irish Takeover Rules by the recipient or any other officer, employee, director or shareholder of our company.

We expect from time to time to make equity grants under the Presbia Incentive Plan to our employees to align the interests of our employees with our company.

Outstanding Equity Awards at Fiscal-End

The following table sets forth information regarding holdings by our named executive officers, as of December 31, 2015, of unexercised stock options granted by Presbia PLC and outstanding restricted stock awards granted by Presbia PLC.

	OPTIONS AWARDS(1)						STOCK AWARDS
NAME	NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (EXERCISABLE)		NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (UNEXERCIS- ABLE)		OPTION EXERCISE PRICE	OPTION EXPIRATION DATE	NUMBER OF RESTRICTED SHARES THAT HAVE NOT VESTED	DECEMBER 31, 2014 MARKET VALUE OF RESTRICTED SHARES THAT HAVE NOT VESTED
Todd Cooper	—		450,000	(1)	$10.00	1/28/25	$-	$-
Ralph Thurman	83,333	(2)	166,667	(2)	$10.00	1/28/25	—	—
Vladimir Feingold	—		100,000	(1)	$10.00	1/28/25	—	—
Zohar Loshitzer	—		100,000	(1)	$10.00	1/28/25	—	—
Richard Fogarty	—		10,000	(3)	$8.63	3/16/25	—	—

(1)	Such shares will vest in five equal annual installments commencing on January 28, 2016.
(2)	One-third of total options vested immediately on January 28, 2015.
(3)	Shares will vest in equal annual installments commencing on March 16, 2016.

Presbia Holdings

During May 2015, the board of Presbia Holdings announced that all holders of outstanding stock options to acquire the ordinary shares of Presbia Holdings would have the option to exercise fully all such stock options by June 15, 2015 or, on that date, the option awards would automatically expire. Also, as of the same date, all holders of unvested restricted stock awards would acquire title to those shares. The action of the board was in contemplation of the liquidation of Presbia Holdings and the distribution of the 9,666,667 ordinary shares of Presbia PLC to its ordinary shareholders following the exercising and expiration of all equity awards as of June 15, 2015. On August 3, 2015, 1,600,965 ordinary shares of the 9,666,667 shares of Presbia PLC held by Presbia Holdings were distributed to the named executive officers of Presbia PLC as follows:

•	to Vladimir Feingold, 1,308,532 ordinary shares of Presbia PLC
•	to Zohar Loshitzer, 284,147 ordinary shares of Presbia PLC
•	to Ralph Thurman, 8,286 ordinary shares of Presbia PLC

Retirement Benefits

We do not maintain, and during 2015 and 2014 did not maintain, any tax-qualified or non-qualified plans that provide for the payment of retirement benefits or benefits paid primarily following retirement to any of our named executive officers.

Agreements with Named Executive Officers

Each of our named executive officers is an employee at will. Other than as described below, we are not party to employment agreements with any of our named executive officers.

We entered into a letter agreement, which includes a severance arrangement, with Mr. Cooper, our President and Chief Executive Officer. The agreement provides that Mr. Cooper’s annual base salary shall be $400,000, with a target annual bonus of 50% of base pay based on agreed to objectives of our Board. Also, pursuant to this letter agreement, in connection with our initial public offering, we issued to Mr. Cooper an option to purchase 450,000 of our ordinary shares at an exercise price of $10.00 per share. In addition, if Mr. Cooper is terminated without cause or if he resigns because his base salary is unilaterally reduced or his title is diminished, he will be entitled to six months base pay, six months of reimbursement of certain medical benefits and vesting of stock options that would otherwise vest during that six-month period.

Presbia Incentive Plan

In January 2015, prior to the consummation of our initial public offering, we adopted a stock plan, which we refer to as the Presbia Incentive Plan. Unless sooner terminated by the Board, the Presbia Incentive Plan will expire 10 years after its adoption.

The Presbia Incentive Plan permits us to grant awards of stock options, restricted shares, stock appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-

based awards, including annual and long-term cash incentive awards. Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for our company or a subsidiary of our company.

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

This description is not complete. For more information, we refer you to the full text of the Presbia Incentive Plan, which we filed as an exhibit to the 2014 Annual Report on Form 10-K.

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

Director Compensation

For information regarding the compensation that we paid to our named executive officers who serve on the Board of Presbia PLC, Messrs. Thurman, Cooper, Loshitzer and Feingold, see “—Summary Compensation Table.”

At present, non-employee directors of Presbia PLC are compensated as follows: (i) an annual board cash fee of $60,000; (ii) a cash fee of $2,500 for each board or committee meeting attended in person in Ireland; and (iii) reimbursement for out-of-pocket expenses incurred in connection with attending Board and committee meetings. In addition, we intend to grant new directors a one-time restricted share award valued at $80,000 in connection with their appointment to our Board, which shares will vest ratably over a five year vesting period, and we intend to grant our non-employee directors an annual restricted share award valued at $40,000 for their continued service on our Board, which shares will vest ratably over a five year vesting period. Effective October 1, 2015 the Board approved a one-year consulting agreement with Mr. Loshitzer which provides for a monthly payment of $5,000 in exchange for his services as a board member and any other services as requested by the company.

Director Equity Awards

Presbia PLC

In connection with our initial public offering, in January 2015, we granted options to our non-employee directors as follows:

•	to Richard Ressler, options to purchase 10,000 ordinary shares; and
•	to Mark Blumenkranz, options to purchase 10,000 ordinary shares.

All such options were granted pursuant to the Presbia Incentive Plan at an exercise price of $10.00 per share and expire ten years from the grant date. Such options vested with respect to one third of the underlying ordinary shares on the grant date and will vest with respect to one third of the underlying ordinary shares on each of the next two anniversaries of that date. None of such options shall be exercisable while the recipient is an employee, officer or director of our company, unless our Board, in its sole discretion, waives such restriction after determining that such exercise shall not trigger a Rule 9 mandatory takeover offer under the Irish Takeover Rules by the recipient or any other officer, employee, director or shareholder of our company.

On March 16, 2015, we granted 9,270 restricted ordinary shares to each of Robert J. Cresci and Mark Blumenkranz. The restricted shares will vest in five equal, annual installments commencing one year after the date of grant.

On August 3, 2015, we granted 11,019 restricted ordinary shares to Dr. Gerd Auffarth and on January 19, 2016 we granted 15,968 restricted ordinary shares to Dr. Gerald Farrell. Effective August 3, 2015, Dr. Blumenkranz resigned from the board and joined our Medical Advisory Board. Also, on August 3, 2015, the board approved the accelerated vesting of 20% of the 9,270 restricted ordinary shares granted on March 16, 2015, or 1,854 ordinary shares, to Dr. Blumenkranz.

Director Compensation Table

The following table summarizes the annual compensation for our non- employee directors during the year ended December 31, 2015.

NAME		Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gerd U. Auffarth		$25,000	$80,000	$—		$—	$—	$—	$105,000
Mark Blumenkranz	(3)	22,500	80,000	—		—	—	13,460	115,960
Robert J. Cresci		50,000	80,000	—		—	—	—	130,000
Richard Ressler		—	—	64,510	(4)	—	—	—	64,510
Zohar Loshitzer	(5)	15,000	—	732,000	(6)	—	—	—	747,000

(1)

This column reflects grant date fair value assigned to restricted stock awards (RSA's) on the basis of closing price of Company's ordinary shares on the date of the award. Such restricted shares will vest in five equal installments commencing on the first anniversary of the grant date.

(2)

Amounts in the Option Award column reflect grant date fair value of options granted determined in accordance with ASC 718. Information concerning the assumptions used to calculate this value is set forth in Note 9 to the consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(3)

Dr. Blumenkranz resigned as a director on August 1, 2015 and immediately joined the Company's Medical Advisory Board. Upon resigning from the board, Dr. Blumenkranz received an accelerated vesting of 20% of the restricted shares and 80% were cancelled. All other compensation of $13,460 relates to the fair value of the accelerated shares based upon the closing price of the Company’s ordinary shares of $7.26 effective August 3, 2015.

(4)

One-third of Mr. Ressler's options vested immediately upon grant and the remaining two-third's will vest in equal installments on the one and two-year anniversary dates following the date of grant, respectively.

(5)

Mr. Loshitzer entered into a consultancy agreement with the Company effective October 1, 2015 following his resignation from the Company as its Chief Business Development Officer. Under the consultancy agreement, the Company will compensate Mr. Loshitzer $5,000 per month for his services.

(6)	Mr. Loshitzer's option award will vest in five equal annual installments beginning on the one-year anniversary of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 22, 2016 with respect to the beneficial ownership of our ordinary shares by:

•	each of our named executive officers and directors;
•	all of our executive officers and directors as a group; and
•	each person or group of affiliated persons who is known by us to beneficially own more than 5% of our outstanding shares.

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

Unless otherwise indicated, the address of each person listed below is c/o Presbia PLC, 120/121 Baggot Street Lower, Dublin 2 Ireland.

	ORDINARY SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER		PERCENT
5% Holders
FMR, LLC	1,945,747	(1)	14.6%
245 Summer Street, Boston, MA 02210
Directors and Officers
Todd Cooper	97,500	(2)	*
Zohar Loshitzer	291,516	(3)	2.2%
Vladimir Feingold	1,328,532	(4)	9.9%
Richard Ressler	7,841,508	(5)	58.6%
Gerd Auffarth	11,019	(6)	*
Ralph Thurman	187,896	(7)	1.4%
Richard Fogarty	4,000	(8)	*
Robert Cresci	19,270	(9)	*
Gerald Farrell	16,568	(10)	*
Executive officers and directors as a group (9 persons)	9,797,809	(11)	71.7%

*	Less than one percent.

(1)

Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2016 by FMR LLC ("FMR") reporting that FMR: (i) beneficially owned 1,945,747 shares; (ii) had the sole power to dispose or direct the disposition of 1,945,747 shares; and (iii) had the sole power to vote or to direct the vote of 365,844 shares. In addition, the Schedule 13G/A shows that the following person s or entities beneficially own certain of the shares reported: Abigail P. Johnson and Fidelity Growth Company Fund.  The Schedule 13G/A also shows that Abigail P. Johns is a Director, the Vice Chairman, Chief Executive Officer and President of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the "Fidelity Funds"), advised by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, which power resides with the Fidelity Funds' Board of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Board of Trustees.

(2)	Includes 90,000 ordinary shares covered by options vested on January 28, 2016. Excludes 360,000 options, none of which are exercisable within 60 days of March 22, 2016.
(3)	Includes 20,000 ordinary shares covered by options vested on January 28, 2016. Excludes 80,000 options, none of which are exercisable within 60 days of March 22, 2016.
(4)	Includes 20,000 ordinary shares covered by options vested on January 28, 2016. Excludes 80,000 options, none of which are exercisable within 60 days of March 22, 2016.
(5)	Includes 6,667 ordinary shares covered by options vested on January 28, 2016. Excludes 3,333 options, none of which are exercisable within 60 days of March 22, 2016.
(6)	Includes 11,019 restricted shares held by Dr. Auffarth granted on August 3, 2015.
(7)	Includes 166,667 ordinary shares covered by options vested on January 28, 2016. Excludes 83,333 options, none of which are exercisable within 60 days of March 22, 2016.
(8)

Includes 2,000 ordinary shares covered by options vested on March 16, 2016. Excludes 8,000 options, none of which are exercisable within 60 days of March 22, 2016. On February 8, 2016, Mr. Fogarty announced that he expects to resign from the Company effective March 31, 2016. We are in discussions with Mr. Fogarty regarding continuing with the Company for a longer transition period.

(9)	Includes 9,270 restricted shares held by Mr. Cresci granted on March 16, 2015.
(10)	Includes 15,968 restricted shares held by Dr. Farrell granted on January 19, 2016.
(11)

Includes 305,333 ordinary shares covered by options of which 303,333 vested on January 28, 2016 and 2,000 vested on March 16. 2016. Excludes 614,667 options, none of which are exercisable within 60 days of March 22, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2015 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

On May 13, 2015, the board of directors of Presbia Holdings approved the liquidation of Presbia Holdings, which liquidation was subsequently approved by the shareholders of Presbia Holdings on May 13, 2015. In connection with the Liquidation, on August 3, 2015, Presbia Holdings distributed, by way of a dividend in specie, the 9,666,667 ordinary shares of the Company that it held as of that date to its equity holders, pro rata based on each such equity holder’s equity ownership in Presbia Holdings.  Certain of the Company’s current and former executive officers and directors, including Ralph Thurman, Executive Chairman of the Board, Zohar Loshitzer, a director and former Chief Business Development Officer, Vladimir Feingold, Chief Technology Officer, Executive Vice President and a director, John Jacob Vander Zanden, former Chief Commercial Officer, Mark Blumenkranz, a former director, and Richard Ressler, a director who directly and/or indirectly controlled Presbia Holdings, and certain of their affiliated entities, owned equity in Presbia Holdings and received a pro rata portion of the shares distributed in connection with the liquidation based on their equity ownership of Presbia Holdings.  Following the distribution of the shares in the liquidation, Richard Ressler, directly and/or indirectly, continued to beneficially own a majority of the voting power of our issued and outstanding ordinary shares. For information regarding the relationship of Richard Ressler (one of our directors and the beneficial owner of the majority of ordinary shares of our company) with Presbia Holdings, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Transactions with Orchard Capital and its Affiliates

Orchard Capital has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to Presbia since January 2011 pursuant to a Services Agreement. Such agreement will remain in effect until terminated by either party thereto upon 30 days’ notice. Orchard Capital invoices us quarterly for such services at cost. During the year ended December 31, 2015, we recognized general and administrative expenses of $139,000 for services invoiced by Orchard Capital. As of December 31, 2015, $2,000 was due to Orchard Capital for management and accounting services.

Also, commencing during the second quarter of 2013, we have received human resources management services, payroll services, IT support and risk management services from CIM Group. We have incurred charges of $185,000 payable to CIM Group for such services for the year ended December 31, 2015. As of December 31, 2015, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $53,000.

For information regarding the relationship of Richard Ressler (one of our directors and the beneficial owner of the majority of the ordinary shares of our company) with Orchard Capital and CIM Group, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Registration Rights Agreement

Presbia Holdings, our former controlling shareholder, and certain of its transferees, had rights to cause our company to register their ordinary shares, including any ordinary shares that Presbia Holdings transfers to its equity owners, under the Securities Act. In August 2015, in connection with the dissolution of Presbia Holdings, Presbia Holdings transferred all rights under the Registration Rights Agreement to Richard Ressler, one of our board members, and his affiliates. These rights are provided under the terms of a registration rights agreement between us and Presbia Holdings and includes demand registration rights and piggyback registration rights. These registration rights are assignable, subject to certain conditions, including that the assignee be bound by the terms and conditions of the registration rights agreement. To the extent permitted by applicable law, we will pay, or if not permitted by applicable law, we will cause one of our non-Irish subsidiaries to pay, all registration expenses in connection with registrations under this agreement.

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

Piggyback registration rights

In addition, the holders are entitled to piggyback registration rights. If we register any of our securities for our own account, the holders of these shares are entitled to include their shares in the registration. If such registration is to be an underwritten offering, then the holders’ registration rights are conditioned on such holders’ participation in that underwriting.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by Deloitte & Touche LLP for the years ended December 31, 2015 and 2014, and Squar Milner LLP for the year ended December 31, 2015 (amounts in thousands):

	Year Ended December 31,
Deloitte & Touche LLP	2015	2014
Audit fees	$48	$403
Audit-related fees	0	622
Tax fees	247	268
All other fees	—	—
Total	$295	$1,293

	Year Ended December 31,
Squar Milner LLP	2015	2014
Audit fees	$97	$-
Audit-related fees	—	—
Tax fees	—	—
All other fees	5	—
Total	$102	$—

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

All Other Fees. No other fees were incurred in  2014. For fiscal 2015, all other fees consisted of $5,000 in professional fees rendered in connection with German employment regulations.

Consistent with SEC policies regarding auditor independence and the audit committee’s charter, the audit committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm.

Prior to our initial public offering in February 2015, we had not constituted an audit committee of the board of directors. However, the board of directors as a whole approved all of the professional services provided by Deloitte & Touche LLP for the year ended December 31, 2014.

For the year ended December 31, 2015, the Audit Committee was responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of other fees as described above is compatible with maintaining Squar Milner’s independence and has determined that such services for fiscal year 2015 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited financial statements with management, discussing with the independent registered public accountants the matters required in Auditing Standards No. 16, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements filed as part of this report are listed on the Index to the Consolidated Financial Statements in “Part II, Item 8 Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules. The following financial statement schedule as of December 31, 2014 is filed as part of this Form 10-K:

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

Schedule II – Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additional Allowance	Adjustments	Balance at End of Period
Deferred Income Tax Asset Valuation Allowance
Year ended December 31, 2014	262	1,045	68	1,375

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2016	PRESBIA PLC

	By:	/s/ Todd Cooper
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Todd Cooper Todd Cooper	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2016

/s/ Richard Fogarty Richard Fogarty	Chief Accounting Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	March 25, 2016

/s/ Ralph Thurman Ralph Thurman	Director	March 25, 2016

/s/ Vladimir Feingold Vladimir Feingold	Director	March 25, 2016

/s/ Zohar Loshitzer Zohar Loshitzer	Director	March 25, 2016

/s/ Richard Ressler Richard Ressler	Director	March 25, 2016

/s/ Robert Cresci Robert Cresci	Director	March 25, 2016

/s/ Gerd U. Auffarth Gerd U. Auffarth	Director	March 25, 2016

/s/ Gerald Farrell Gerald Farrell	Director	March 25, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Memorandum and Articles of Association of Presbia PLC

10.1(1)	Share Exchange Deed between the Registrant and Presbia Holdings, dated January 14, 2015

10.2(5)	Registration Rights Agreement between the Registrant and Presbia Holdings

10.3#(1)	Presbia Incentive Plan

10.4#(2)	Form of Stock Option Agreement (to be issued under the Presbia Incentive Plan)

10.5#(2)	Form of Restricted Stock Agreement (to be issued under the Presbia Incentive Plan)

10.6#(2)	Presbia Holdings Stock Plan

10.7#(2)	Amendment No. 1 to Presbia Holdings Stock Plan

10.8#(2)	Restricted Stock Grant Notice and Restricted Stock Award Agreement between Presbia Holdings and Zohar Loshitzer

10.9(2)	Lease, dated April 23, 2012, between PresbiBio LLC and Image Holdings, Inc.

10.10(3)	Sublease, dated May 6, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.11(3)	First Amendment to Sublease, dated July 16, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.12(3)	Form of Indemnification Agreement between Presbia USA, Inc. and its officers and directors

10.13(3)	Form of Indemnification Agreement between Presbia PLC and its directors

10.14(3)	Form of Indemnification Agreement between Presbia PLC and its executive officers

10.15(3)	Services Agreement, dated as of January 1, 2011, between PresbiBio, LLC and Orchard Capital Corporation

10.16#(4)	Offer Letter with Todd Cooper

10.17(6)	Consulting Agreement, by and between Presbia PLC and Zohar Loshitzer, dated October 1, 2015

16.1(7)	Letter of Deloitte, dated June 9, 2015, to SEC

21.1+ 23.1+	Subsidiaries of the Registrant Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of Squar Milner LLP, Independent Registered Public Accounting Firm.

24.1+	Power of Attorney (included on the signature page)

31.1+	Certification of Chief Executive Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Accounting Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1+

Certifications of Chief Executive Officer and Chief Accounting Officer of Presbia PLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Label

Exhibit No.	Description of Exhibit
101.PRE+	XBRL Taxonomy Extension Presentation

#	Indicates management contract or compensatory plan.
+	Indicates filed herewith.
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

(5)

Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2015 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2015 and incorporated herein by reference.