Form 10-Q
period 2016-03-31
Presbia PLC
filed 2016-05-04
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s ordinary shares as of April 15, 2016 was 13,371,445 shares, $0.001 par value per share.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	the timing, progress and results of our clinical trials, our regulatory submissions and our research and development programs;
●	our ability to advance our products into, and successfully complete, clinical trials;
●	our ability to obtain pre-market approvals;
●	the commercialization of our products;
●	our anticipated cash needs and our needs for additional financing;
●	the implementation of our business model, strategic plans for our business, products and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the timing or likelihood of regulatory filings and approvals;
●	our financial performance; and
●	developments relating to our competitors and our industry.

You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (”SEC”) on March 28, 2016 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amount)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets
Cash	$18,559	$21,749
Accounts receivable	31	116
Inventory, net	494	430
Prepaid expenses and other current assets	218	242
Total current assets	19,302	22,537
Property and equipment, net	743	775
Intangible asset	28	32
Other assets	61	63
Total assets	$20,134	$23,407
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$667	$736
Due to related parties	26	55
Other current liabilities	748	569
Total current liabilities	1,441	1,360
Deferred rent	17	22
Total liabilities	1,458	1,382
Commitments and contingencies (note 10)
Shareholders' equity (deficit)
Common Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,371,445 and 13,355,477 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	13	13
Deferred Ordinary Shares
€1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	54	54
Additional paid-in capital	77,921	77,505
Accumulated deficit	(59,312)	(55,547)
Total shareholders' equity	18,676	22,025
Total liabilities and shareholders’ equity	$20,134	$23,407

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$3	$73
Cost of goods sold	21	47
Gross profit (loss)	(18)	26
Operating expenses:
Research and development	1,294	1,776
Sales and marketing	679	519
General and administrative	1,778	2,319
Total operating expenses	3,751	4,614
Operating loss	(3,769)	(4,588)
Interest income	5	-
Other income	1	-
Loss before income tax provision	(3,763)	(4,588)
Income tax provision	2	5
Net loss	$(3,765)	$(4,593)
Net loss per ordinary share-basic and diluted	$(0.28)	$(0.39)
Weighted average shares outstanding - basic and diluted	13,335,494	11,762,350

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities:
Net loss	$(3,765)	$(4,593)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	44	36
Amortization	4	3
Inventory provisions	21	35
Share-based compensation (including allocation from Presbia Holdings)	416	852
Non-cash interest expense on funding from the Presbia Holdings	-	1
Changes in operating assets and liabilities:
Accounts receivable	85	(19)
Inventory	(84)	28
Prepaid expenses and other current assets	23	(65)
Other assets	2	(10)
Accounts payable and other current liabilities	114	737
Income taxes payable	(8)	4
Deferred rent	(4)	(4)
Due to related parties	(29)	149
Net cash used in operating activities	(3,181)	(2,846)
Cash flow from investing activities:
Purchases of property and equipment	(10)	(47)
Net cash used in investing activities	(10)	(47)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	-	38,750
Deferred offering costs	-	(1,873)
Proceeds from sale of equipment	1	-
Funding from the Parent	-	1,141
Net cash provided by financing activities	1	38,018
Net (decrease) increase in cash	(3,190)	35,125
Cash balance at beginning of period	21,749	138
Cash balance at end of period	$18,559	$35,263

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$3
Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and other current liabilities	$-	$521
Purchase of fixed assets included in accounts payable and other current liabilities	$-	$34
Capitalization of amounts due to Presbia Holdings persuant to the 2015 Debt Conversion	$-	$1,559

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Basis of Presentation

Principles of Consolidation.  The accompanying consolidated financial statements have been derived from the historical cost basis of the assets and liabilities, financial condition and cash flows of Presbia PLC and Presbia Ireland, Limited, both organized in Ireland, Presbia Investments, a direct subsidiary of Presbia PLC organized in the Cayman Islands, and Presbia Ireland, Limited’s subsidiaries, Presbia USA, Inc., and OPL, LLC. Presbia USA, Inc. and OPL, LLC are both entities organized in the United States, and include Presbia USA, Inc.’s subsidiaries, Visitome, Inc. and PresbiBio, LLC, both organized in the United States, and OPL, LLC’s direct and indirect subsidiaries, PIP Holdings, C.V and Presbia Cooperatief U.A., both organized in the Netherlands, and PresbiOptical LLC, organized in the United States (collectively, including Presbia PLC, the “Company”).  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s fiscal year ends on December 31. The entities presented in the consolidated financial statements have been under common control during the periods presented. All intercompany accounts have been eliminated in consolidation.

Basis of Presentation. The accompanying unaudited consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with GAAP and the rules of the Securities and Exchange Commission Regulation S-X. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Liquidity

The Company has incurred significant operating losses since inception and had relied on funding from Presbia Holdings (the “Parent”) to fund operations prior to its IPO on February 3, 2015. Presbia Holdings was dissolved on November 25, 2015 and ceased to be the Parent of Presbia PLC. At March 31, 2016, the Company has an accumulated deficit of $59.3 million.  As the Company continues to incur losses, its transition to profitability will depend on the following: (i) the completion of its U.S. staged pivotal trial, obtaining FDA approval of its microlens and, if approval is received from the FDA, the commercialization of its product within the United States and (ii) the successful commercialization of its product in certain jurisdictions outside the United States in which the Company has market approval, including the European Economic Area. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital.  Management expects that existing cash as of March 31, 2016 will be sufficient to fund the Company’s operations for at least twelve months from the balance sheet date.

(2)  Summary of Significant Accounting Policies

During the three months ended March 31, 2016 there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange loss was $9,000 for the period ended March 31, 2016 and aggregate foreign exchange gain was $14,000 for the period ended March 31, 2015.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the periods ended March 31, 2016 and 2015.

Deferred Offering Costs

During the three months ended March 31, 2015, the Company incurred approximately $1.0 million, related to its IPO which was completed on February 3, 2015.  Upon completion of the IPO, the Company netted approximately $1.9 million in offering costs against the gross proceeds in shareholders’ deficit.

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies multiple provisions intended to simplify various aspects of accounting for share-based payments including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 will be effective for the Company beginning in the first quarter of 2017.  The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  ASU 2016-02 will be effective for the Company in the first quarter of 2019.  ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to assess, at each annual and interim reporting period, an entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. ASU 2014-15 will be effective for the Company beginning in the first quarter of 2017.  The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 781): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.  The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The Company adopted ASU 201-12 effective as of January 1, 2016, and the adoption of this standard had no impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach.  The adoption of this standard will not have a material impact on its financial position or results of operations.

(3)  Loss per Share

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

Basic and diluted loss per share for the three months ended March 31, 2016 and 2015 were calculated as follows:

	Three-Months Ended March 31,
	2016	2015
Net Loss	$(3,765)	$(4,593)
Weighted average shares outstanding - basic and diluted	13,335,494	11,762,350
Net loss per ordinary share - basic and diluted	$(0.28)	$(0.39)

 Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,112,205 and 653,951 weighted average shares for the three months ended March 31, 2016 and 2015, respectively.

(4)  Share Based Awards

Equity Issued by Parent

Liquidation of Presbia Holdings

As described in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2015, in May 2015 pursuant to a plan to liquidate the Parent and distribute all of its assets to its ordinary shareholder by August 2015, the shareholders of the Parent approved a plan in which all options and unvested restricted shares outstanding as of May 13, 2015 were to become fully vested immediately, and, in the case of the options, the expiration date of the options were accelerated to June 15, 2015. By November 2015, the Company’s Parent was dissolved, and, as such, no share-based compensation expense was recognized in the three months ended March 31, 2016.

Options

Prior to 2014, the Parent granted options to purchase its ordinary shares to both employees and non-employees of the Company and share-based compensation related to such awards was recognized as expense in the Company’s Consolidated Statements of Operation and Comprehensive Loss for all reported periods including the three months ended March 31, 2015. Information regarding awards granted in periods prior to 2014 is available in the Company's Annual Reports on Form 10-K for the fiscal years ended December 31, 2015 and 2014.  As of March 31, 2015, there were options outstanding to purchase 4,741,250 of the Parent’s ordinary shares.

Restricted Shares

No restricted shares were granted by the Parent during the three months ended March 31, 2015, and as of March 31, 2015, there were 1,400,000 unvested restricted shares of the Parent with a weighted average grant date fair value of $0.30 per share.

The following table shows share-based compensation expense for share-based awards issued by the Parent included in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015.

	Three-Months Ended March 31,
	2016	2015
General and administrative	-	9
Sales and marketing	-	4
	$-	$13

Unrecognized Share-based Compensation

As of March 31, 2016, there was no unrecognized stock-based compensation expense related to the awards issued by the Parent; at March 31, 2015, approximately $96,800 of unrecognized compensation expense related to options over a weighted average vesting period of 3.3 years; and at March 31, 2015, approximately $7,400 of unrecognized compensation expense related to unvested restricted shares over a weighted average vesting period of 3.6 years. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the share-based expense related to 1,000,000 restricted shares granted to the Company’s then president, Zohar Loshitzer, was recognized during 2013 at time of grant.

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 1,800,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 688,743 were available on March 31, 2016 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the Presbia Incentive Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015.

	Three-Months Ended March 31,
	2016	2015
Research and development	$60	$26
General and administrative	315	787
Sales and marketing	41	26
	$416	$839

Options

The following table sets forth the Company’s option activity for the three months ended March 31, 2016:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2016	1,084,583	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled	(9,583)	$8.55	—
Balance, March 31, 2016	1,075,000	$9.74	—
Vested and expected to vest, March 31, 2016	1,005,243	$9.74	—
Exercisable, March 31, 2016	318,983	$9.93	—

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of granted stock options with the following assumptions in addition to the closing price of the Company’s ordinary shares on the date of the grant: (i) the Company estimates the expected term of the option utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of a "plain-vanilla" option as defined by the Securities Exchange Commission (ii) due to its limited stock price volatility history, the Company uses a peer group average as permitted under Accounting Standards Codification (“ASC”) 718 consistent with the expected term of the stock option at the time of the grant and (iii) applies a risk-free interest rate based on the U.S. Treasury securities yield consistent with the expected term of the option at the time of the grant. The simplified method calculates the expected term as the average of the weighted average vesting period and contractual terms of the award. The following table presents the grant date assumptions used in the Black-Scholes model for determining the fair value of 0 and 1,010,000 employee options issued during the three months ended March 31, 2016 and 2015, respectively:

	Three-Months Ended March 31, 2016	Three-Months Ended March 31, 2015
Stock price per share	—	$7.39
Expected term	—	5.5 - 6.5 Yrs.
Volatility	—	76.8% - 84.6%
Dividends	—	—
Risk-free rate	—	1.3% - 1.8%

The weighted-average grant date fair values of employee options granted during the three months ended March 31, 2015 was $6.99 per share. For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. A 5% forfeiture rate assumption was applied, which reduced the amount of expense recognized each period anticipating that a portion of all options granted would, more likely than not, be cancelled prior to the dates of its vesting periods. The forfeiture rate is subject to review and may be adjusted based upon experience.

Non-Employee Options

During the three months ended March 31, 2016 and 2015, 0 and 12,500 options were granted to non-employee consultants and medical advisors in which the following assumptions were used in the Black-Scholes valuation model to determine the option fair values:

	Three-Months Ended March 31, 2016	Three-Months Ended March 31, 2015
Stock price per share	$4.38	$7.39
Expected term	9.0 - 9.6 Yrs.	9.6 Yrs.
Volatility	78.8%	78.8%
Dividends	—	—
Risk-free rate	1.8%	1.9%

In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the preceding table. Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to a forfeiture rate of 5%.

Restricted Shares

On January 19, 2016, the Company’s board of directors approved a grant of 15,968 restricted ordinary shares of the Company, with a grant date value of $5.01 and a five-year vesting period consisting of 20% on each annual anniversary date commencing one-year following the date of grant, to Dr. Gerald Farrell upon joining the board.  During the three month period ended March 31, 2015, 9,270 restricted shares were each granted to two board members upon joining the board, with a grant date fair value of $8.63 and a five-year vesting period consisting of 20% on each annual anniversary date commencing one-year following the date of grant.

The following table sets forth the Company’s restricted share activity for the three months ended March 31, 2016:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2015	20,289
Granted	15,968	$5.01
Vested	(1,854)	$8.63
Forfeited/cancelled	—
Unvested, March 31, 2016	34,403	$6.51
Vested and expected to vest, March 31, 2016	32,549	$6.68
Vested, March 31, 2016	3,708	$8.63

Unrecognized Share-based Compensation

As of March 31, 2016 and 2015, there were $4.1 million and $5.5 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 3.5 and 4.3 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $184,000 and $159,000, respectively, and is expected to be recognized over the weighted average vesting periods of 4.4 and 5.0 years, respectively.

(5)  Concentration of Credit Risk

The Company had cash of $18.6 million and $21.8 million as of March 31, 2016 and December 31, 2015, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

In the periods ended March 31, 2016 and December 31, 2015 there were one and six customers, respectively, that represented 100% of total sales recognized for each year. As of March 31, 2016, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

With respect to suppliers for the microlens, the Company has a five-year supplier agreement that will expire in January 2017 with a lens manufacturer in Israel from which the Company receives 100% of its lens supply for use in commercial activities outside the United States. The Company also has its own manufacturing facility in Irvine, California that we believe can be scaled to meet excessive lens demand or a possible disruption from our foreign supply source.

(6) Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2016.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2015; and, as such, disclosures included in the Company's 2015 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2016.

(7)  Commitments and Contingencies

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that expires in May 2017, a 26-month sublease of office space in the same California location that commenced in June 2014 and will expire in July 2016, a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013, and a 30-month lease in Amsterdam, the Netherlands that commenced on January 1, 2016. Rent expense for the three months ended March 31, 2016 and 2015 was $85,000 and $51,000, respectively.

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(8)  Subsequent Event

On April 28, 2016 the executive committee of the board of directors approved the issuance of 682,500 restricted stock units (“RSU’s”) to certain officers, employees and non-employees of the Company with 20% vesting increments and a contractual expiration period of seven years. The vesting increments of 20% each are dependent upon the performance of the Company’s ordinary share price by exceeding or being equal to the established share price thresholds of $10, $15, $20, $25 and $30, for a period of 20 consecutive trading days, respectively. Depending upon whether all, some or none of the price thresholds are achieved, in accordance with the RSU agreement, the Company will issue one ordinary share for each RSU granted to the employee.

On April 15, 2016, the Company filed with the SEC Form S-3 Registration Statement under the Securities Act of 1933 for the purpose of using a “shelf” registration process to offer and issue securities to the public in the aggregate amount of $75.0 million. As of the fling date of this Quarterly Report of May 4, 2016, the SEC has not declared this prospectus to be effective.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We refer to the 2015 Debt Conversion and the 2015 Capital Contribution, each described in Note 1 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, collectively, the Reorganization Transactions.  Unless we state otherwise, the terms “we,” “us,” “our,” “Presbia” and the “company” refer to Presbia PLC and its consolidated subsidiaries after giving effect to the Reorganization Transactions. Prior to the completion of the Reorganization Transactions, the foregoing terms refer to the entities that became the consolidated subsidiaries of Presbia PLC upon consummation of the Reorganization Transactions.

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

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area, or EEA (all European Union member states plus Iceland, Liechtenstein and Norway), and Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval.

We are presently seeking marketing approval in other strategic countries, including the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or FDA, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five additional investigational sites.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or PMA, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are targeting submission of our final PMA, containing 24-month data on 300 subjects, to the FDA in the fourth quarter of 2017.  We are pursuing a modular PMA submission strategy whereby we intend to submit to the FDA information regarding preclinical testing, engineering, and manufacturing beginning in the second quarter of 2016 to the first quarter of 2017 prior to the submission of our final PMA. We are targeting PMA approval of our microlens by the fourth quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018.

These milestones could be delayed by further interactions with the FDA or by a variety of other factors.  In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule.  Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of March 31, 2016, we had an accumulated deficit of $59.3 million. We expect to continue to incur significant losses for the foreseeable future.

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

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the year ended December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015.

	Three-Months Ended March 31,		Change
	2016	2015	$000's	%
Revenues	$3	$73	$(70)	-96%
Cost of goods sold	21	47	(26)	-55%
Gross profit (loss)	(18)	26	(44)	-169%
Operating expenses:
Research and development	1,294	1,776	(482)	-27%
Sales and marketing	679	519	160	31%
General and administrative	1,778	2,319	(541)	-23%
Total operating expenses	3,751	4,614	(863)	-19%
Operating loss	(3,769)	(4,588)	819	-18%
Interest income	5	-	5	0%
Other income	1	-	1	0%
Loss before income tax provision	(3,763)	(4,588)	825	-18%
Income tax provision	2	5	(3)	-60%
Net loss	$(3,765)	$(4,593)	$828	-18%

Revenue

Revenue for the three months ended March 31, 2016 was $3,000 as compared to $73,000 for the corresponding period in 2015.  The reduction of $70,000 is attributable to $34,000 and $36,000 in less revenue in Ireland and South Korea, respectively. Revenues were immaterial for both periods presented and are expected to continue to be immaterial in the near-term due to the fact that in the near term we are undertaking limited commercialization efforts in only a few selected markets. Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $21,000 for the three months ended March 31, 2016 as compared to $47,000 in the three months ended March 31, 2015, or a reduction of $26,000, compared to a $70,000 decline in revenue for the same period.  Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory.  During the three months ended March 31, 2016 and 2015, we recorded additional provisions for inventory obsolescence and favorable adjustments of $21,000 and $35,000, respectively.

Research and Development

Research and development expense declined by $482,000, or 27%, for the three months ended March 31, 2016 as compared to the same period in 2015. In February 2015, we received approval from the FDA to commence the second phase of the staged U.S. clinical trials, which resulted in higher expense levels in 2015 that will not be repeated in 2016.  The decline in research and development spend is primarily due to (i) a $440,000 cost decline related to our U.S. clinical trials attributed to 2016 costs incurred for patient compliance activities under both Phases I and II as compared to higher 2015 costs incurred for patient recruiting costs and equipment acquisition costs related to the 2015 ramp-up of Phase II, (ii) $188,000 for reduced surgical training costs related to the Phase II study not required in 2016, and (iii) a $14,000 reduction in costs related to regulatory affairs and product development costs. These cost reductions were partially offset by (i) higher product development costs of $97,000 and (ii) higher allocated manufacturing costs of $63,000.

With the patient recruiting and surgical treatment phase of the second phase of the U.S. staged clinical trials completed during 2015, we believe research and development expense associated with the clinical trials will decline in the second and third quarters of 2016 relative to the same quarterly expenditure levels in 2015.

Sales and Marketing

Sales and marketing expense increased by $160,000 or 31%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  The increase is primarily a result of higher sales and marketing personnel related costs of $137,000 and higher advertising and promotional costs of $23,000.

Due to increased commercial activity outside the United States consisting of training of surgeons, additional headcount and related salary and benefit expenses, travel and marketing costs in general, we believe that selling and marketing expense will increase during future quarterly periods relative to the level of expense recorded in the three months ended March 31, 2016.

General and Administrative

General and administrative expense declined by $541,000, or 23%, for the three months ended March 31, 2016 as compared to the same period in 2015. General and administrative expenses declined primarily due to (i) reduced stock-based compensation costs of $481,000 due primarily to 90,000 stock option grants that were fully expensed in the first quarter of 2015 at the time of the initial public offering (ii) reduced professional fees of $170,000 due primarily to reduced fiscal year-end audit fees for 2015 as compared to 2014 and legal fees not incurred in the first quarter of 2016 related to the completion of the initial public offering in the first quarter of 2015, partially offset by (i) higher personnel related costs of $74,000 (ii) higher outside services costs of $76,000 and (iii) other net cost increases of $38,000 related to travel, insurance and other administrative expenses.

Interest Income

Interest income increased by $5,000 for the three months ended March 31, 2016 compared to $0 for the same period in 2015.

Net Loss

Our net loss of $3.8 million for the three ended March 31, 2016, respectively, was $0.8 million less, or 18% less, than the net loss of $4.6 million in the corresponding period in 2015. We expect that losses will continue through 2018, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we completed the initial public offering of our Ordinary Shares.  We sold a total of 4,166,667 Ordinary Shares at a public offering price of $10.00 per share.  At March 31, 2016, we had cash of $18.6 million, reflecting a $3.2 million decline from our cash balance at December 31, 2015 of $21.8 million.  The decline reflects the use of cash to fund operations during the first quarter of 2016 of $3.2 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing, costs and completion of clinical trials for our products;
•	the number and characteristics of products that we market and sell;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the United States; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated:

	Three-Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(3,181)	$(2,846)
Net cash used in investing activities	$(10)	$(47)
Net cash provided by financing activities	$1	$38,018

On February 3, 2015, Presbia PLC completed its initial public offering (“IPO”) of 4,166,667 of its ordinary shares at a price to the public of $10.00 per ordinary share and commenced trading on The NASDAQ Global Market under the symbol LENS. The net proceeds from the IPO consisted of aggregate gross proceeds of approximately $41.7 million less underwriting discounts and commissions of approximately $2.9 million and other issuance costs of approximately $2.0 million resulting in net proceeds of approximately $36.8 million. In addition, the Company received $1.1 million in funding from the Parent in 2015.

At March 31, 2016, we had an accumulated deficit of approximately $59.3 million and we expect to incur additional operating losses through 2018, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at March 31, 2016, coupled with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through the second quarter of 2017.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands of U.S. Dollars).

	Less than	1 to 3	3 to 5	More than
Contractual Obligations	1 year	years	years	5 years	Total
Facility Leases	$159	$36	$—	$—	$195

Total contractual obligations	$159	$36	$—	$—	$195

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

Under Securities and Exchange Commission, or SEC, rules and regulations, as a smaller reporting company we are not required to provide the information otherwise required by this item.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to the risk factors disclosed in this Securities and Exchange Commission report.

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

PRESBIA PLC

Date: May 4, 2016	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: May 4, 2016	By:	/s/ Richard Fogarty
Richard Fogarty
Chief Accounting Officer,
Vice President, Finance and Secretary