Form 10-Q
period 2016-06-30
Presbia PLC
filed 2016-08-12
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of outstanding shares of the Registrant’s ordinary shares as of July 25, 2016 was 13,371,445 shares, $0.001 par value per share.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amount)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets
Cash	$14,642	$21,749
Accounts receivable	33	116
Inventory, net	510	430
Prepaid expenses and other current assets	443	242
Total current assets	15,628	22,537
Property and equipment, net	741	775
Intangible asset	25	32
Other assets	158	63
Total assets	$16,552	$23,407
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$471	$736
Due to related parties	51	55
Other current liabilities	682	569
Total current liabilities	1,204	1,360
Deferred rent	13	22
Total liabilities	1,217	1,382
Commitments and contingencies (note 10)
Shareholders' equity
Common Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,371,445 and 13,355,477 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	13	13
Deferred Ordinary Shares
€1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	54	54
Additional paid-in capital	78,463	77,505
Accumulated deficit	(63,195)	(55,547)
Total shareholders' equity	15,335	22,025
Total liabilities and shareholders’ equity	$16,552	$23,407

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Revenues	$3	$42	$6	$115
Cost of goods sold	26	14	47	61
Gross profit (loss)	(23)	28	(41)	54
Operating expenses:
Research and development	1,244	2,502	2,538	4,278
Sales and marketing	733	834	1,412	1,353
General and administrative	1,881	2,007	3,659	4,326
Total operating expenses	3,858	5,343	7,609	9,957
Operating loss	(3,881)	(5,315)	(7,650)	(9,903)
Interest income	5	—	9	—
Other income	—	—	1	—
Loss before income tax provision	(3,876)	(5,315)	(7,640)	(9,903)
Income tax provision	6	4	9	9
Net loss	$(3,882)	$(5,319)	$(7,649)	$(9,912)
Net loss per ordinary share-basic and diluted	$(0.29)	$(0.40)	$(0.57)	$(0.79)
Weighted average shares outstanding - basic and diluted	13,337,042	13,333,334	13,337,042	12,539,787

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six-Months Ended June 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(7,649)	$(9,912)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	88	74
Amortization	8	6
Inventory provisions	47	44
Share-based compensation (including allocation from Presbia Holdings)	959	1,403
Non-cash interest expense on funding from the Presbia Holdings	—	1
Non-cash operating expenses allocated from the Presbia Holdings	—	182
Changes in operating assets and liabilities:
Accounts receivable	82	(7)
Inventory	(126)	(67)
Prepaid expenses and other current assets	(202)	(347)
Other assets	(96)	(2)
Accounts payable and other current liabilities	(139)	884
Income taxes payable	(17)	6
Deferred rent	(8)	(7)
Due to related parties	(3)	47
Net cash used in operating activities	(7,056)	(7,695)
Cash flow from investing activities:
Purchases of property and equipment	(52)	(97)
Net cash used in investing activities	(52)	(97)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	—	38,750
Deferred offering costs	—	(2,431)
Proceeds from sale of equipment	1	-
Funding from the Parent	—	1,141
Net cash provided by financing activities	1	37,460
Net (decrease) increase in cash	(7,107)	29,668
Cash balance at beginning of period	21,749	138
Cash balance at end of period	$14,642	$29,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$3
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$—	$33
Allocated operating expenses funded by Presbia Holdings	$—	$182
Capitalization of amounts due to Presbia Holdings persuant to the 2015 Debt Conversion	$—	$1,559

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

Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, respectively, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed balance sheet as for December 31, 2015 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016, or any other period. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented.  The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Reclassification of Prior Year Presentation. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations and cash flows.

Liquidity

The Company has incurred significant operating losses since inception and had relied on funding from Presbia Holdings (the “Parent”) to fund operations prior to its IPO on February 3, 2015. Presbia Holdings was dissolved on November 25, 2015 and ceased to be the Parent of Presbia PLC. At June 30, 2016, the Company has an accumulated deficit of $63.2 million.  As the Company continues to incur losses, its transition to profitability will depend on the following: (i) the completion of its U.S. staged pivotal trial, obtaining FDA approval of its microlens and, if approval is received from the FDA, the commercialization of its product within the United States and (ii) the successful commercialization of its product in certain jurisdictions outside the United States in which the Company has market approval, including the European Economic Area. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital.  Management expects that existing cash as of June 30, 2016, coupled with anticipated revenues outside of the United States will be sufficient to meet the Company’s anticipated cash requirements, including funding the initial payment for the acquisition of assets from Neoptics, through the second quarter of 2017.

(2)  Summary of Significant Accounting Policies

During the three months and six months ended June 30, 2016 there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for the adoption of new accounting standards as discussed below.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange loss was $7,000 and 16,000 for the three and six month periods ended June 30, 2016, respectively, and aggregate foreign exchange loss was $14,000 and $0 for the three and six month periods ended June 30, 2015, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the three and six month periods ended June 30, 2016 and 2015, respectively.

Deferred Offering Costs

During the three and six month periods ended June 30, 2015, the Company incurred approximately $0.2 million and $1.2 million, respectively, in costs related to its IPO which was completed on February 3, 2015.  Upon completion of the IPO, the Company netted approximately $2.0 million in offering costs against the gross proceeds in shareholders’ deficit.

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies multiple provisions intended to simplify various aspects of accounting for share-based payments including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 will be effective for the Company beginning in the first quarter of 2017.  The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to assess, at each annual and interim reporting period, an entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. ASU 2014-15 will be effective for the Company beginning in the first quarter of 2017.  The Company is currently evaluating the impact of ASU 2014-15 on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach.  The Company has not yet assessed the potential impact of ASU 2014-09 on its consolidated financial statements.

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

Basic and diluted loss per share for the three and six months ended June 30, 2016 and 2015 were calculated as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Net Loss	$(3,882)	$(5,319)	$(7,649)	$(9,912)
Weighted average shares outstanding - basic and diluted	13,337,042	13,333,334	13,337,042	12,539,787
Net loss per ordinary share - basic and diluted	$(0.29)	$(0.40)	$(0.57)	$(0.79)

Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,111,968 and 1,040,573 for the three months ended June 30, 2016 and 2015, respectively, and 1,112,087 and 844,024 weighted average shares for the six months ended June 30, 2016 and 2015, respectively.

(4)  Share Based Awards

Equity Issued by Parent

Liquidation of Presbia Holdings

As described in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2015, in May 2015 pursuant to a plan to liquidate the Parent and distribute all of its assets to its ordinary shareholder by August 2015, the shareholders of the Parent approved a plan in which all options and unvested restricted shares outstanding as of May 13, 2015 were to become fully vested immediately, and, in the case of the options, the expiration date of the options were accelerated to June 15, 2015. By November 2015, the Company’s Parent was dissolved, and, as such, no share-based compensation expense was recognized in the three and six months ended June 30, 2016.

Options

Prior to 2014, the Parent granted options to purchase its ordinary shares to both employees and non-employees of the Company and share-based compensation related to such awards was recognized as expense in the Company’s Consolidated Statements of Operation and Comprehensive Loss for all reported periods including the three and six months ended June 30, 2015. Information regarding awards granted in periods prior to 2014 is available in the Company's Annual Reports on Form 10-K for the fiscal years ended December 31, 2015 and 2014.  As of June 30, 2015, there were no options outstanding to purchase the Parent’s ordinary shares, as the expiration of the options were accelerated to June 15, 2015. During the three and six month periods ended June 30, 2015, approximately $21,000 of incremental stock-based compensation expense was recognized due to the acceleration of the expiration dates of the options.

Restricted Shares

No restricted shares were granted by the Parent during the three and six months ended June 30, 2015, and, similarly, as of June 15, 2015, the Parent accelerated vesting of all unvested restricted shares. As of June 30, 2015, there were no unvested restricted shares of the Parent and approximately $104,000 was recognized as incremental stock-based compensation expense due to the acceleration of the vesting dates in the three and six month periods ended June 30, 2015.

Unrecognized Share-based Compensation

As of June 30, 2015 and 2016, there was no unrecognized stock-based compensation expense related to the awards issued by the Parent     .

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 1,800,000 ordinary shares were authorized for issuance under the Presbia Incentive Plan of which approximately 14,889 were available on June 30, 2016 for future grants and awards. Subsequently, on August 4, 2016, the Company’s shareholders approved an amendment to increase the shares authorized for issuance under the Presbia Incentive Plan by 400,000. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the Presbia Incentive Plan awards, and generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2016	2015	2016	2015
Research and development	$103	$81	$163	$107
General and administrative	414	424	729	1,220
Sales and marketing	26	46	67	76
	$543	$551	$959	$1,403

Options

The following table sets forth the Company’s option activity for the six months ended June 30, 2016:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2016	1,084,583	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled/expired	(17,583)	$8.49	—
Balance, June 30, 2016	1,067,000	$9.74	—
Vested and expected to vest, June 30, 2016	1,030,371	$9.76	—
Exercisable, June 30, 2016	339,484	$9.85	—

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of granted stock options with the following assumptions in addition to the closing price of the Company’s ordinary shares on the date of the grant: (i) the Company estimates the expected term of the option utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of a "plain-vanilla" option as defined by the Securities Exchange Commission (ii) due to its limited stock price volatility history, the Company uses a peer group average as permitted under

Accounting Standards Codification (“ASC”) 718 consistent with the expected term of the stock option at the time of the grant and (iii) applies a risk-free interest rate based on the U.S. Treasury securities yield consistent with the expected term of the option at the time of the grant. The simplified method calculates the expected term as the average of the weighted average vesting period and contractual terms of the award. The following table presents the grant date assumptions used in the Black-Scholes model for determining the fair value of 0 and 12,500, and 0 and 1,022,500 employee options issued during the three and six months ended June 30, 2016 and 2015, respectively:

	Three-Months Ended June 30, 2016	Three-Months Ended June 30, 2015	Six-Months Ended June 30, 2016	Six-Months Ended June 30, 2015
Stock price per share	—	$8.67	—	$8.89
Expected term	—	6.5 Yrs.	—	5.5 - 6.5 Yrs.
Volatility	—	84.5%	—	76.8% - 84.5%
Dividends	—	—	—	—
Risk-free rate	—	1.8%	—	1.3% - 1.8%

The weighted-average grant date fair values of employee options granted during the three and six months ended June 30, 2015 was $5.71 and $6.98 respectively, per share. For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. The forfeiture rate, which reduces the amount of expense that is recorded reflecting the anticipated number of options that ultimately will vest in future periods, is subject to review and may be adjusted based upon experience. During 2015 and for the three months ended March 31, 2016, a 5% annualized forfeiture rate was applied. Based upon review of pre-vesting forfeitures, commencing with the second quarter of 2016, the forfeiture rate was reduced to 3%.

Non-Employee Options

During the three and six months ended June 30, 2016 and 2015, 0 and 54,000, and 0 and 66,500 options, respectively, were granted to non-employee consultants and medical advisors. The following assumptions were used in the Black-Scholes valuation model to determine the option fair values:

	Three-Months Ended June 30, 2016	Three-Months Ended June 30, 2015	Six-Months Ended June 30, 2016	Six-Months Ended June 30, 2015
Stock price per share	$4.52	$8.22	$4.52	$8.22
Expected term	9.0 Yrs.	9.9 Yrs.	8.7 - 9.4 Yrs.	9.9 Yrs.
Volatility	66.1%	78.8%	66.1%	78.8%
Dividends	—	—	—	—
Risk-free rate	1.5%	2.4%	1.5%	1.9% - 2.4%

In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the preceding table. Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to a forfeiture rate of 3%. As described in the preceding section, the annualized forfeiture rate was reduced from 5% to 3%.

Restricted Shares

On January 19, 2016, the Company’s board of directors approved a grant of 15,968 restricted ordinary shares of the Company, with a grant date value of $5.01 and a five-year vesting period consisting of 20% on each annual anniversary date commencing one-year following the date of grant, to Dr. Gerald Farrell upon joining the board. No additional restricted share awards were granted during the six-month period ended June 30, 2016. During the three and six month periods ended June 30, 2015, 0 and 9,270  restricted shares, respectively, were each granted to two board members upon joining the board with a grant date fair values of $0 and $8.63, respectively, a five-year vesting period consisting of 20% on each annual anniversary date commencing one-year following the date of grant.

The following table sets forth the Company’s restricted share activity for the three and six months ended June 30, 2016 and 2015:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2015	20,289
Granted	15,968	$5.01
Vested	(1,854)	$8.63
Forfeited/cancelled	—
Unvested, June 30, 2016	34,403	$6.51
Vested and expected to vest, June 30, 2016	32,549	$6.68
Vested, June 30, 2016	3,708	$8.63

Restricted Share Units

On April 28, 2016, the Board of Directors approved the award of 682,500 restricted share units (“RSU” or “RSU’s” or “RSU Plan”) to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that that recipient must be employed as a condition of vesting. Generally, under an RSU program, an entity will issue new shares of its common stock, at a future date subject to a plan expiration date, to recipients of RSU’s, if and when, some or all, stated objectives under the plan are met. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

Fair value of the 682,500 RSU’s awarded on April 28, 2016 was determined using a Monte Carlo Simulation (“MCS”) methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value of approximately $2,016,000, or a weighted average fair value of $2.95 per RSU. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the RSU award. The volatility of the Company’s stock and the closing price as of April 28, 2016 was approximately 83.9% and $3.85, respectively. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value of $2,016,000 over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model. A 3% forfeiture rate was applied to account for future cancellations and forfeitures.  During the three and six months ended June 30, 2016, approximately $110,000 was recorded as stock-based compensation related to the RSU Plan. No such expense was recognized in the same periods in 2015.

As of June 30, 2016, 680,000 RSU’s were outstanding with none vested.

Unrecognized Share-based Compensation

As of June 30, 2016 and 2015, there were $4.0 million and $5.5 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 3.4 and 4.0 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $177,000 and $151,000, respectively, and is expected to be recognized over the weighted average vesting periods of 4.3 and 4.7 years, respectively. As of June 30, 2016, there was approximately $1.7 million of unrecognized compensation expense with respect to the RSU’s granted in April 2016 over a weighted average remaining derived service period of 3.3 years.

(5)  Concentration of Credit Risk

The Company had cash of $14.6 million and $29.8 million as of June 30, 2016 and 2015, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

In the six month periods ended June 30, 2016 and 2015 there were two and five customers, respectively, that represented 100% of total sales recognized for each period. As of June 30, 2016, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

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

(6)  Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2016.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2015; and, as such, disclosures included in the Company's 2015 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2016.

(7)  Commitments and Contingencies

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that expires in May 2017, a 26-month sublease of office space in the same California location that commenced in June 2014 that will expire in July 2016, a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013, a 30-month lease in Amsterdam, the Netherlands that commenced on January 1, 2016 and a four-year lease for office space in Irvine, California that will commence on August 1, 2016 and will expire in September 2020. Aggregate rent expense for the three months ended June 30, 2016 and 2015 was $85,000 and $51,000, respectively. For the six months ended June 30, 2016 and 2015, aggregate rent expense was $170,000 and $102,000, respectively.

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(8)  Subsequent Event

On August 2, 2016, Presbia Ireland, Limited, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the “Agreement”) with Neoptics AG (“Neoptics”) pursuant to which the Company acquired certain assets from Neoptics for an aggregate purchase price of 1.5 million Swiss Francs (approximately $1.5 million based on the exchange rate between the Swiss Franc and US Dollar on August 2, 2016) payable in three equal installments on each of August 2, 2016, December 31, 2017 and December 31, 2018. The assets being acquired include patents, pending patents, specified trademarks, equipment, inventory, technical documents and other related documents. Effective August 2, 2016, the Company shall be responsible for all expenses associated with such assets. Pursuant to the terms of the Agreement, the acquisition closed on August 2, 2016.

On August 4, 2016, the Company’s shareholders approved amendments to the Presbia Incentive Plan to increase the number of ordinary shares available for awards by 400,000 ordinary shares and to approve the material terms of Section 162(m) performance goals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We refer to the 2015 Debt Conversion and the 2015 Capital Contribution, each described in Note 1 of the Company’s 2015 Annual Report on Form 10-K, collectively, the Reorganization Transactions.  Unless we state otherwise, the terms “we,” “us,” “our,” “Presbia” and the “company” refer to Presbia PLC and its consolidated subsidiaries after giving effect to the Reorganization Transactions. Prior to the completion of the Reorganization Transactions, the foregoing terms refer to the entities that became the consolidated subsidiaries of Presbia PLC upon consummation of the Reorganization Transactions.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

●	Overview. This section provides a general description of our Company and background information on certain trends and developments affecting our Company.
●

Critical Accounting Policies and Estimates.  This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes, except for the adoption of new accounting standards as discussed elsewhere in this report.

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

Overview

We are an ophthalmic device company which has developed, and is currently marketing, a proprietary optical lens implant for treating presbyopia.  Presbyopia is the age related loss of near field vision.  It is the condition that requires many adults to require reading glasses.  Our Flexivue microlens is a miniature lens designed to be surgically implanted in the cornea of the patient’s non-dominant eye.  Through a process called “neural adaptation”, the patient’s brain rapidly adapts to use the dominant eye for distance, and the microlens assisted non dominant eye for near vision.  The procedure is fast, non-invasive, and can be reversed or updated if necessary.

We have commercialized the Flexivue microlens in certain strategic countries where we currently have marketing approval.  Our goal is to become a leading provider of corneal inlay presbyopia-correcting treatment worldwide.

Through our European Union CE Mark, we are generally authorized to market the Flexivue microlens throughout the European Economic Area, or EEA (all European Union member states plus Iceland, Liechtenstein and Norway), and Switzerland. We currently market our product in certain strategic EEA countries as well as countries outside of the EEA in which we possess marketing approval.

We are presently seeking marketing approval in the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or FDA, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five additional investigational sites.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or PMA, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are targeting submission of our final PMA, containing 24-month data on 300 subjects, to the FDA in the fourth quarter of 2017.  We are pursuing a modular PMA submission strategy whereby we intend to submit to the FDA information regarding preclinical testing, engineering, and manufacturing beginning in the second quarter of 2016 to the first quarter of 2017 prior to the submission of our final PMA. We are targeting PMA approval of our microlens by the fourth quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018.

These milestones could be delayed by further interactions with the FDA or by a variety of other factors.  In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule.  Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We own intellectual property related to refractive powered inlays to treat presbyopia.  We believe that our intellectual property portfolio, specifically the patents therein, also gives us the ability to expand into broader vision correction solutions if we so decide.

We are an ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of June 30, 2016, we had an accumulated deficit of $63.2 million. We expect to continue to incur significant losses for the foreseeable future.

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

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the year ended December 31, 2015, except for the adoption of new accounting standards as discussed elsewhere in this report.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and June 30, 2015 (in thousands).

	Three-Months Ended June 30,		Change
	2016	2015	$000's	%
Revenues	$3	$42	$(39)	-93%
Cost of goods sold	26	14	12	86%
Gross profit (loss)	(23)	28	(51)	-182%
Operating expenses:
Research and development	1,244	2,502	(1,258)	-50%
Sales and marketing	733	834	(101)	-12%
General and administrative	1,881	2,007	(126)	-6%
Total operating expenses	3,858	5,343	(1,485)	-28%
Operating loss	(3,881)	(5,315)	1,434	-27%
Interest income	5	—	5	0%
Other income	—	—	—	0%
Loss before income tax provision	(3,876)	(5,315)	1,439	-27%
Income tax provision	6	4	2	50%
Net loss	$(3,882)	$(5,319)	$1,437	-27%

	Six-Months Ended June 30,		Change
	2016	2015	$000's	%
Revenues	$6	$115	$(109)	-95%
Cost of goods sold	47	61	(14)	-23%
Gross profit (loss)	(41)	54	(95)	-176%
Operating expenses:
Research and development	2,538	4,278	(1,740)	-41%
Sales and marketing	1,412	1,353	59	4%
General and administrative	3,659	4,326	(667)	-15%
Total operating expenses	7,609	9,957	(2,348)	-24%
Operating loss	(7,650)	(9,903)	2,253	-23%
Interest income	9	—	9	0%
Other income	1	—	1	0%
Loss before income tax provision	(7,640)	(9,903)	2,263	-23%
Income tax provision	9	9	-	0%
Net loss	$(7,649)	$(9,912)	$2,263	-23%

Revenue

Revenue for the three months ended June 30, 2016 was $3,000 as compared to $42,000 for the corresponding period in 2015.  The reduction of $39,000 is attributable to $33,000, $5,000 and $1,000 in less revenue in Ireland, Canada and South Korea, respectively. For the six month period ended June 30, 2016, revenue was $109,000 lower that the corresponding period in 2015 due principally to lower revenue in Ireland and South Korea, the later a new market for the microlens. Revenues were immaterial for both periods presented and are expected to continue to be immaterial in the near-term due to the fact that in the near term we are undertaking limited commercialization efforts in only a few selected markets. Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $26,000 for the three months ended June 30, 2016 as compared to $14,000 in the three months ended March 31, 2015, or an increase of $12,000, compared to a $39,000 decline in revenue for the same period.  Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory.  During the three months ended June 30, 2016 and 2015, we recorded additional provisions for inventory obsolescence of $25,000 and $9,000, respectively. For the six month period ended June 30, 2016 and 2015, cost of goods sold was $47,000 and $61,000, respectively, or a decrease of $14,000 compared to a $109,000 decrease in revenue for the same periods.

Research and Development

Research and development expense declined by $1.3 million, or 50%, for the three months ended June 30, 2016 as compared to the same period in 2015. In February 2015, we received approval from the FDA to commence the second phase of the staged U.S. clinical trials, which resulted in higher expense levels in 2015 that will not be repeated in 2016.  The decline in research and development spend is primarily due to (i) a $1.1 million cost decline related to our U.S. clinical trials attributed to 2016 costs incurred for patient compliance activities under both Phases I and II as compared to higher 2015 costs incurred for patient recruiting costs and equipment acquisition costs related to the 2015 ramp-up of Phase II; and  (ii) $0.2 million for reduced surgical training costs related to the Phase II study not required in 2016. For the six months ended June 30, 2016, research and development costs decreased by $1.7 million, or 41% as compared to the six month period ended June 30, 2015, primarily attributable to a (i) $1.6 million in cost decline related to our U.S. clinical trials attributed to 2016 costs (described above); and (ii) $0.1 million for reduced surgical training costs related to the Phase II study not required in 2016.

With the patient recruiting and surgical treatment phase of the second phase of the U.S. staged clinical trials completed during 2015, we believe research and development expense associated with the clinical trials will decline in the third and fourth quarters of 2016 relative to the same quarterly expenditure levels in 2015.

Sales and Marketing

Sales and marketing expense decreased by $0.1 million or 12%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The decrease is primarily a result of lower marketing and advertising costs of $0.1 million. Sales and marketing expenses increased by $59,000, or 4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase is a result of higher selling expenses of $59,000.

Due to increased commercial activity outside the United States consisting of training of surgeons, additional headcount and related salary and benefit expenses, travel and marketing costs in general, we believe that selling and marketing expense will increase during future quarterly periods relative to the level of expense recorded in the six months ended June 30, 2016.

General and Administrative

General and administrative expense declined by $0.1 million, or 6%, for the three months ended June 30, 2016 as compared to the same period in 2015. General and administrative expenses declined primarily due to (i) reduced professional fees of $0.1 million related to the initial public offering conducted in 2015. For the six month period ended June 30, 2016 as compared to the same period of 2015, general and administrative expenses decreased by $0.7 million, consisting of (i) decreased stock-based compensation costs of $0.5 million primarily due to 90,000 stock option grants that were fully expensed in the first quarter of 2015 as compared to 2016, (ii) lower professional fees of $0.3 million primarily due to costs related to the initial public offering incurred in 2015. These cost reductions were partially offset by (i) higher outside services costs of $0.1 million primarily due to recruiting expenses.

Interest Income

Interest income was $5,000 for the three months ended June 30, 2016, compared to $0 for the three months ended June 30, 2015.  Interest income was $9,000 for the six months ended June 30, 2016, compared to $0 for the six months ended June 30, 2015.

Net Loss

Our net loss of $3.9 million for the three months ended June 30, 2016, was $1.4 million less, or 27% less, than the net loss of $5.3 million in the corresponding period in 2015. We expect that losses will continue through 2018, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we completed the initial public offering of our Ordinary Shares.  We sold a total of 4,166,667 Ordinary Shares at a public offering price of $10.00 per share.  At June 30, 2016, we had cash of $14.6 million, reflecting a $7.1 million decline from our cash balance at December 31, 2015 of $21.8 million.  The decline reflects the use of cash to fund operations during the first half of 2016 of $7.1 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing, costs and completion of clinical trials for our products;
•	the number and characteristics of products that we market and sell;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the United States; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six-Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(7,056)	$(7,695)
Net cash used in investing activities	$(52)	$(97)
Net cash provided by financing activities	$1	$37,460

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

At June 30, 2016, we had an accumulated deficit of approximately $63.2 million and we expect to incur additional operating losses through 2018, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens in the United States. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at June 30, 2016, coupled with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements, including funding the initial payment for the acquisition of assets from Neoptics, through the second quarter of 2017.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1+**	Asset Purchase Agreement, dated August 2, 2016, by and between Neoptics AG and Presbia Ireland, Limited.

10.2+	Amendment No. 1 to Presbia PLC Incentive Plan.

31.1+	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Label

101.PRE+	XBRL Taxonomy Extension Presentation

+	Indicates filed herewith.
*	Indicates furnished herewith
**

Annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESBIA PLC

Date: August 12, 2016	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/ Jarett Fenton
Jarett Fenton
Chief Financial Officer,
Vice President, Finance and Secretary