Form 10-Q
period 2016-09-30
Presbia PLC
filed 2016-11-04
CIK 1591096

V

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of outstanding shares of the Registrant’s ordinary shares as of  October 31, 2016 was 13,420,927 shares, $0.001 par value per share.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amount)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets
Cash	$10,527	$21,749
Accounts receivable	50	116
Inventory, net	485	430
Prepaid expenses and other current assets	221	242
Total current assets	11,283	22,537
Property and equipment, net	772	775
Intangible asset	1,601	32
Other assets	159	63
Total assets	$13,815	$23,407
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$354	$736
Due to related parties	20	55
Other current liabilities	741	569
Total current liabilities	1,115	1,360
Long-term liability	1,032	-
Deferred rent	11	22
Total liabilities	2,158	1,382
Commitments and contingencies (note 10)
Shareholders' equity
Common Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,420,927 and 13,355,477 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	13	13
Deferred Ordinary Shares
€1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	54	54
Additional paid-in capital	79,044	77,505
Accumulated deficit	(67,454)	(55,547)
Total shareholders' equity	11,657	22,025
Total liabilities and shareholders’ equity	$13,815	$23,407

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Revenues	$13	$10	$19	$125
Cost of goods sold	31	34	77	95
Gross profit (loss)	(18)	(24)	(58)	30
Operating expenses:
Research and development	1,310	2,333	3,848	6,611
Sales and marketing	974	760	2,386	2,113
General and administrative	1,958	1,762	5,617	6,088
Total operating expenses	4,242	4,855	11,851	14,812
Operating loss	(4,260)	(4,879)	(11,909)	(14,782)
Interest income	4	—	13	—
Other income (expense)	—	(12)	1	(12)
Loss before income tax provision	(4,256)	(4,891)	(11,895)	(14,794)
Income tax provision	3	9	12	18
Net loss	$(4,259)	$(4,900)	$(11,907)	$(14,812)
Net loss per ordinary share-basic and diluted	$(0.32)	$(0.37)	$(0.89)	$(1.16)
Weighted average shares outstanding - basic and diluted	13,338,431	13,334,503	13,336,994	12,814,802

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine-Months Ended September 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(11,907)	$(14,812)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	136	116
Amortization	12	9
Inventory provisions	77	87
Loss on disposal of fixed assets	—	12
Share-based compensation (including allocation from Presbia Holdings)	1,539	1,837
Non-cash interest expense on funding from the Presbia Holdings	—	1
Non-cash operating expenses allocated from the Presbia Holdings	—	182
Changes in operating assets and liabilities:
Accounts receivable	66	(9)
Inventory	(131)	(127)
Prepaid expenses and other current assets	20	(166)
Other assets	(97)	—
Accounts payable and other current liabilities	(200)	761
Income taxes payable	(13)	16
Deferred rent	(10)	(11)
Due to related parties	(35)	41
Net cash used in operating activities	(10,543)	(12,063)
Cash flow from investing activities:
Purchases of intangible assets	(536)	—
Purchases of property and equipment	(144)	(164)
Net cash used in investing activities	(680)	(164)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	—	38,750
Deferred offering costs	—	(2,431)
Proceeds from sale of equipment	1	—
Funding from the Parent	—	1,141
Net cash provided by financing activities	1	37,460
Net (decrease) increase in cash	(11,222)	25,233
Cash balance at beginning of period	21,749	138
Cash balance at end of period	$10,527	$25,371

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$3

Supplemental disclosures of non-cash investing and financing activities:
Allocated operating expenses funded by Presbia Holdings	$—	$182
Capitalization of amounts due to Presbia Holdings persuant to the 2015 Debt Conversion	$—	$1,559

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

Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2016 and for the three and nine-months ended September 30,, 2016 and 2015, respectively, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying balance sheet as for December 31, 2015 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine-months ended September 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016, or any other period. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Reclassification of Prior Year Presentation. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations and cash flows.

Liquidity

The Company has incurred significant operating losses since inception and had relied on funding from Presbia Holdings (the “Parent”) to fund operations prior to its IPO on February 3, 2015. Presbia Holdings was dissolved on November 25, 2015 and ceased to be the Parent of Presbia PLC. At September 30, 2016, the Company has an accumulated deficit of $67.5 million.  As the Company continues to incur losses, its transition to profitability will depend on the following: (i) the completion of its U.S. staged pivotal trial, obtaining FDA approval of its microlens and, if approval is received from the FDA, the commercialization of its product within the United States and (ii) the successful commercialization of its product in certain jurisdictions outside the United States in which the Company has market approval, including the European Economic Area. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital.  Management expects that existing cash as of September 30, 2016, coupled with anticipated revenues outside of the United States will be sufficient to meet the Company’s anticipated cash requirements through the second quarter of 2017.

(2)  Summary of Significant Accounting Policies

During the three and nine-months ended September 30, 2016 there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange loss was $24,000 and $41,000 for the three and nine-months ended September 30, 2016, respectively, and aggregate foreign exchange loss was $3,000 and $3,000 for the three and nine-months ended September 30, 2015, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the three and nine-months ended September 30, 2016 and 2015, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to assess, at each annual and interim reporting period, an entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. ASU 2014-15 will be effective for the Company beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

Basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 were calculated as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Net Loss	$(4,259)	$(4,900)	$(11,907)	$(14,812)
Weighted average shares outstanding - basic and diluted	13,338,431	13,334,503	13,336,994	12,814,802
Net loss per ordinary share - basic and diluted	$(0.32)	$(0.37)	$(0.89)	$(1.16)

Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,073,655 and 1,094,974 for the three months ended September 30, 2016 and 2015, respectively, and 1,095,255 and 924,660 weighted average shares for the nine months ended September 30, 2016 and 2015, respectively.

(4)  Intangible Assets

On August 2, 2016, Presbia Ireland, Limited, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the “Agreement”) with Neoptics AG (“Neoptics”) pursuant to which the Company acquired certain assets from Neoptics for an aggregate purchase price of 1.6 million Swiss Francs (approximately $1.6 million based on the exchange rate between the Swiss Franc and the US Dollar on August 2, 2016) payable in three equal installments on each of August 2, 2016, December 31, 2017 and December 31, 2018. The assets being acquired include patents, pending patents, and other immaterial assets. Effective August 2, 2016, the Company shall be responsible for all expenses associated with such assets. Pursuant to the terms of the Agreement, the acquisition closed on August 2, 2016.

We paid $0.6 million in cash in exchange for these patents and patent applications in the three months ended September 30, 2016. The useful life of the patents was determined to be 12 years and 4 months and will be amortized through November 25, 2028. The Company recorded amortization expense of approximately $22,000 with net carrying amount of approximately $1,581,000 as of September 30, 2016. The annual future amortization is approximately $130,000 through 2028. As part of this transaction, we established a long term liability of $1.0 million to reflect the two remaining installments. Assumed long-term liability will be re-measured monthly against fluctuations in the exchange rate between the Swiss Franc and the US Dollar.

(5)  Share Based Awards

Equity Issued by Parent

Liquidation of Presbia Holdings

As described in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2015, in May 2015 pursuant to a plan to liquidate the Parent and distribute all of its assets to its ordinary shareholder by August 2015, the shareholders of the Parent approved a plan in which all options and unvested restricted shares outstanding as of May 13,

2015 were to become fully vested immediately, and, in the case of the options, the expiration date of the options were accelerated to June 15, 2015. By November 2015, the Company’s Parent was dissolved, and, as such, no share-based compensation expense was recognized in the three and nine months ended September 30, 2016.

Options

Prior to 2014, the Parent granted options to purchase its ordinary shares to both employees and non-employees of the Company and share-based compensation related to such awards was recognized as expense in the Company’s Consolidated Statements of Operation and Comprehensive Loss for all reported periods including the three and nine months ended September 30, 2015. Information regarding awards granted in periods prior to 2014 is available in the Company's Annual Reports on Form 10-K for the fiscal years ended December 31, 2015 and 2014.  As of September 30, 2015, there were no options outstanding to purchase the Parent’s ordinary shares, as the expiration of the options were accelerated to June 15, 2015. During the three and nine month periods ended September 30, 2015, approximately $21,000 of incremental stock-based compensation expense was recognized due to the acceleration of the expiration dates of the options.

Restricted Shares

No restricted shares were granted by the Parent during the three and nine months ended September 30, 2015, and, similarly, as of June 15, 2015, the Parent accelerated vesting of all unvested restricted shares. As of September 30, 2015, there were no unvested restricted shares of the Parent and approximately $104,000 was recognized as incremental stock-based compensation expense due to the acceleration of the vesting dates in the three and nine month periods ended September 30, 2015.

Unrecognized Share-based Compensation

As of September 30, 2015 and 2016, there was no unrecognized stock-based compensation expense related to the awards issued by the Parent.

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,200,000 ordinary shares were authorized for issuance under the Presbia Incentive Plan of which approximately 336,157 were available on September 30, 2016 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the Presbia Incentive Plan awards, and generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2016	2015	2016	2015
Research and development	$35	$53	$105	$161
General and administrative	405	334	1,145	1,554
Sales and marketing	139	46	289	122
	$579	$433	$1,539	$1,837

Options

The following table sets forth the Company’s option activity for the nine months ended September 30, 2016:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2016	1,084,583	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled/expired	(30,833)	$8.43	—
Balance, September 30, 2016	1,053,750	$9.76	—
Vested, September 30, 2016	341,482	$9.82	—
Not Vested, September 30, 2016	712,268	$9.74	—
Exercisable, September 30, 2016	341,482	$9.82	—

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of granted stock options with the following assumptions in addition to the closing price of the Company’s ordinary shares on the date of the grant: (i) the Company estimates the expected term of the option utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of a "plain-vanilla" option as defined by the Securities Exchange Commission (ii) due to its limited stock price volatility history, the Company uses a peer group average as permitted under Accounting Standards Codification (“ASC”) 718 consistent with the expected term of the stock option at the time of the grant and (iii) applies a risk-free interest rate based on the U.S. Treasury securities yield consistent with the expected term of the option at the time of the grant. The simplified method calculates the expected term as the average of the weighted average vesting period and contractual terms of the award. The following table presents the grant date assumptions used in the Black-Scholes model for determining the fair value of 0 and 5,000, and 0 and 1,027,500 employee options issued during the three and nine months ended September 30, 2016 and 2015, respectively:

	Three-Months Ended September 30, 2016	Three-Months Ended September 30, 2015	Nine-Months Ended September 30, 2016	Nine-Months Ended September 30, 2015
Stock price per share	—	$4.41	—	$6.98
Expected term	—	6.5 Yrs.	—	5.5 - 6.5 Yrs.
Volatility	—	84.5%	—	76.8% - 84.5%
Dividends	—	—	—	—
Risk-free rate	—	2.0%	—	1.3% - 2.0%

The weighted-average grant date fair values of employee options granted during the three and nine months ended September 30, 2015 was $4.41 and $6.98 respectively, per share. For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. The forfeiture rate, which reduces the amount of expense that is recorded reflecting the anticipated number of options that ultimately will vest in future periods, is subject to review and may be adjusted based upon experience. During 2015 and for the three months ended March 31, 2016, a 5% annualized forfeiture rate was applied. Based upon review of pre-vesting forfeitures, commencing with the second quarter of 2016, the forfeiture rate was reduced to 3%.

Non-Employee Options

During the three and nine months ended September 30, 2016 and 2015, 0 and 9,000, and 0 and 75,500 options, respectively, were granted to non-employee consultants and medical advisors. The following assumptions were used in the Black-Scholes valuation model to determine the option fair values:

	Three-Months Ended September 30, 2016	Three-Months Ended September 30, 2015	Nine-Months Ended September 30, 2016	Nine-Months Ended September 30, 2015
Stock price per share	$4.35	$4.25	$4.42	$4.12
Expected term	8.6 Yrs.	9.5-9.8 Yrs.	8.9Yrs.	9.5-9.8 Yrs.
Volatility	80.1%	78.8%	74%	78.8%
Dividends	—	—	—	—
Risk-free rate	1.6%	2.1%	1.6%	1.9% - 2.4%

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

Restricted Shares

Consistent with the Company’s director compensation policy, the Company’s board of directors approved a grant of 49,482 restricted ordinary shares of the Company, with a grant date of August 5, 2016 and a grant date value of $4.85 and a five-year vesting period consisting of 20% on each annual anniversary date commencing one-year following the date of grant. During the three and nine month periods ended September 30, 2016, 49,482 and 65,450  restricted shares, respectively, were each granted to board members with a grant date fair values of $4.85 and $4.89, respectively, a five-year vesting period consisting of 20% on each annual anniversary date commencing one-year following the date of grant.

The following table sets forth the Company’s restricted share activity for the nine months ended September 30, 2016:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2015	20,289
Granted	65,450	$4.89
Vested	(4,057)	$4.35
Forfeited/cancelled	—
Unvested, September 30, 2016	81,682	$4.50

Restricted Share Units

During the three and nine month periods ended September 30, 2016, the Board of Directors approved the award of 102,500 and 785,000  restricted share units (“RSU” or “RSU’s” or “RSU Plan”, respectively, to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that the recipient must be employed as a condition of vesting. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

Fair value of the RSU’s awarded were determined using a Monte Carlo Simulation (“MCS”) methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the RSU award. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model. A 3% forfeiture rate was applied to account for future cancellations and forfeitures.  During the three and nine months ended September 30, 2016, approximately $148,000 and $262,000, respectively, was recorded as stock-based compensation related to the RSU Plan. No such expense was recognized in the same periods in 2015.

During the three and nine month periods ended September 30, 2016, 102,500 and 785,000 restricted stock units, respectively, were granted to new employees.

The following table sets forth the Company’s RSU activity for the nine months ended September 30, 2016:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2015
Granted	785,000	$3.07
Vested	—	—
Forfeited/cancelled	(62,500)	$2.84
Unvested, September 30, 2016	722,500	$3.10

As of September 30, 2016, 722,500 RSU’s were outstanding with none vested.

Unrecognized Share-based Compensation

As of September 30, 2016 and 2015, there were $3.8 million and $4.7 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 2.0 and 3.9 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $0.3 million and $0.1 million, respectively, and is expected to be recognized over the weighted average vesting periods of 2.8 and 4.7 years, respectively. As of September 30, 2016, there was approximately $1.7 million of unrecognized compensation expense with respect to the RSU’s over a weighted average remaining derived service period of 2.4 years.

(6)  Concentration of Credit Risk

The Company had cash of $10.5 million and $25.4 million as of September 30, 2016 and 2015, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

In the nine month period ended September 30, 2016 and 2015 there were three and five customers, respectively, that represented 100% of total sales recognized for each period. As of September 30, 2016, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

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

(7)  Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2016.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2015; and, as such, disclosures included in the Company's 2015 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2016.

(8)  Commitments and Contingencies

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that expires in May 2017, a 26-month sublease of office space in the same California location that commenced in June 2014 that expired in July 2016, a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013, a 30-month lease in Amsterdam, the Netherlands that commenced on January 1, 2016 and a four-year lease for office space in Irvine, California that will commence on August 1, 2016 and will expire in September 2020. Aggregate rent expense for the three months ended September 30, 2016 and 2015 was $94,000 and $51,000, respectively. For the nine months ended September 30, 2016 and 2015, aggregate rent expense was $212,000 and $152,000, respectively.

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

We are presently seeking marketing approval in the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or FDA, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five additional investigational sites.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or PMA, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are targeting submission of our final PMA, containing 24-month data on 300 subjects, to the FDA in the fourth quarter of 2017.  We are pursuing a modular PMA submission strategy whereby we intend to submit to the FDA information regarding preclinical testing, engineering, and manufacturing beginning in the second quarter of 2016 to the first quarter of 2017 prior to the submission of our final PMA. We are targeting PMA approval of our microlens between the first quarter and third quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects between the second and the fourth quarter of 2018.

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

We are an ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of September 30, 2016, we had an accumulated deficit of $67.5 million. We expect to continue to incur significant losses for the foreseeable future.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and September 30, 2015 (in thousands).

	Three-Months Ended September 30,		Change
	2016	2015	$000's	%
Revenues	$13	$10	$3	30%
Cost of goods sold	31	34	(3)	-9%
Gross profit (loss)	(18)	(24)	6	-25%
Operating expenses:
Research and development	1,310	2,333	(1,023)	-44%
Sales and marketing	974	760	214	28%
General and administrative	1,958	1,762	196	11%
Total operating expenses	4,242	4,855	(613)	-13%
Operating loss	(4,260)	(4,879)	619	-13%
Interest income	4	—	4	0%
Other income	—	(12)	12	-100%
Loss before income tax provision	(4,256)	(4,891)	635	-13%
Income tax provision	3	9	(6)	-67%
Net loss	$(4,259)	$(4,900)	$641	-13%

	Nine-Months Ended September 30,		Change
	2016	2015	$000's	%
Revenues	$19	$125	$(106)	-85%
Cost of goods sold	77	95	(18)	-19%
Gross profit (loss)	(58)	30	(88)	-293%
Operating expenses:
Research and development	3,848	6,611	(2,763)	-42%
Sales and marketing	2,386	2,113	273	13%
General and administrative	5,617	6,088	(471)	-8%
Total operating expenses	11,851	14,812	(2,961)	-20%
Operating loss	(11,909)	(14,782)	2,873	-19%
Interest income	13	—	13	0%
Other income	1	(12)	13	-108%
Loss before income tax provision	(11,895)	(14,794)	2,899	-20%
Income tax provision	12	18	(6)	-33%
Net loss	$(11,907)	$(14,812)	$2,905	-20%

Revenue

Revenue for the three months ended September 30, 2016 was $13,000 as compared to $10,000 for the corresponding period in 2015.  The increase of $3,000 is attributable to sales in Ireland. For the nine month period ended September 30, 2016, revenue was $106,000 lower that the corresponding period in 2015 due principally to lower revenue in Ireland and South Korea, the later a new market for the microlens. Revenues were immaterial for both periods presented and are expected to continue to be immaterial in the near-term due to the fact that in the near term we are undertaking limited commercialization efforts in only a few selected markets. Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $31,000 for the three months ended September 30, 2016 as compared to $34,000 in the three months ended September 30, 2015, or a decrease of $3,000, compared to a $3,000 increase in revenue for the same period.  Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory.  During the three months ended September 30, 2016 and 2015, we recorded additional provisions for inventory obsolescence of $30,000 and $43,000, respectively. For the nine month period ended

September 30, 2016 and 2015, cost of goods sold was $77,000 and $95,000, respectively, or a decrease of $18,000 compared to a $106,000 decrease in revenue for the same periods.

Research and Development

Research and development expense declined by $1.0 million, or 44%, for the three months ended September 30, 2016 as compared to the same period in 2015. In February 2015, we received approval from the FDA to commence the second phase of the staged U.S. clinical trials, which resulted in higher expense levels in 2015 that will not be repeated in 2016.  The decline in research and development spend is primarily due to (i) a $1.0 million cost decline related to our U.S. clinical trials attributed to 2016 costs incurred for patient compliance activities under both Phases I and II as compared to higher 2015 costs incurred for patient recruiting costs and equipment acquisition costs related to the 2015 ramp-up of Phase II. For the nine months ended September 30, 2016, research and development costs decreased by $2.8 million, or 42% as compared to the six month period ended September 30, 2015, primarily attributable to a (i) $2.5 million in cost decline related to our U.S. clinical trials attributed to 2016 costs (described above); and (ii) $0.3 million for reduced surgical training costs related to the Phase II study not required in 2016.

With the patient recruiting and surgical treatment phase of the second phase of the U.S. staged clinical trials completed during 2015, we believe research and development expense associated with the clinical trials will decline in the fourth quarters of 2016 relative to the same quarterly expenditure levels in 2015.

Sales and Marketing

Sales and marketing expense increased by $0.2 million, or 28%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Sales and marketing expenses increased by $0.3 million, or 13%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase is a result of higher sales and marketing payroll costs.

Due to increased commercial activity outside the United States consisting of training of surgeons, additional headcount and related salary and benefit expenses, travel and marketing costs in general, we believe that selling and marketing expense will increase during future quarterly periods relative to the level of expense recorded in the nine months ended September 30, 2016.

General and Administrative

General and administrative expense increased by $0.2 million, or 11%, for the three months ended September 30, 2016 as compared to the same period in 2015. General and administrative expenses increased primarily due to (i) increased recruiting fees of $0.1 million and (ii) higher payroll costs of $0.1 million. For the nine month period ended September 30, 2016 as compared to the same period of 2015, general and administrative expenses decreased by $0.5 million, consisting of (i) decreased stock-based compensation costs of $0.4 million primarily due to 90,000 stock option grants that were fully expensed in the first quarter of 2015 as compared to 2016; and (ii) reduced travel expenses of $0.1 million.

Interest Income

Interest income was $4,000 for the three months ended September 30, 2016, compared to $0 for the three months ended September 30, 2015.  Interest income was $13,000 for the nine months ended September 30, 2016, compared to $0 for the nine months ended September 30, 2015.

Net Loss

Our net loss of $4.3 million for the three months ended September 30, 2016, was $0.6 million less, or 13% less, than the net loss of $4.9 million in the corresponding period in 2015. We expect that losses will continue through 2018, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we completed the initial public offering of our Ordinary Shares.  We sold a total of 4,166,667 Ordinary Shares at a public offering price of $10.00 per share.  At September 30, 2016, we had cash of $10.5 million, reflecting a $11.3 million decline from our cash balance at December 31, 2015 of $21.8 million.  The decline reflects the use of cash to fund operations during the first nine months of 2016 of $11.3 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing, costs and completion of clinical trials for our products;
•	the number and characteristics of products that we market and sell;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the United States; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine-Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(10,543)	$(12,063)
Net cash used in investing activities	$(680)	$(164)
Net cash provided by financing activities	$1	$37,460

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

At September 30, 2016, we had an accumulated deficit of approximately $67.5 million and we expect to incur additional operating losses through 2018, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens in the United States. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at September 30, 2016, coupled with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through the second quarter of 2017.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will result in our need to raise additional capital to fund our operations and make the payments to Neoptics in December 31, 2017 and December 31, 2018.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRESBIA PLC

Date: November 04, 2016	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: November 04, 2016	By:	/s/ Jarett Fenton
Jarett Fenton
Chief Financial Officer,
Vice President, Finance and Secretary