Form 10-K
period 2016-12-31
Presbia PLC
filed 2017-03-29
CIK 1591096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s ordinary shares (the only common equity of the Registrant) held by non-affiliates for the last business day of the Registrant’s most recently completed second fiscal quarter: $17,180,000.

As of March 15, 2017, there were 17,032,691 ordinary shares outstanding.

PRESBIA PLC

2016 ANNUAL REPORT ON FORM 10-K

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

According to Market Scope, an ophthalmic market research organization, presbyopia is a common vision disorder that affects approximately 1.9 billion people worldwide. Presbyopia is associated with the inability of the eye’s natural lens to change shape, or accommodate, in order to see clearly objects in the near and middle distance ranges. According to Market Scope, the worldwide presbyopic population is expected to grow to approximately 2.1 billion by 2021. According to Market Scope, spending on devices, equipment and procedure fees for presbyopia-correcting surgery is expected to increase from approximately $476 million in 2015 to approximately $906 million in 2020 at the manufacturer level. We do not currently have marketing approval in many jurisdictions included in the foregoing global data, which jurisdictions collectively represent a majority of the worldwide presbyopic population. We have marketing approval in a number of strategic countries that we are targeting for commercialization and we are actively seeking marketing approval in certain other strategic countries that we are targeting for commercialization, including the United States.

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

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area (all European Union member states plus Iceland, Liechtenstein and Norway), or “EEA”, and, through mutual recognition agreements, in Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval, such as South Korea and Australia. Through February 15, 2017, ophthalmic surgeons have implanted over 750 of our microlenses outside of the United States. For geographic information regarding our revenues and long-lived assets, please see Note 12 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We are presently seeking marketing approval in other strategic countries, including the United States. In order to commercialize our microlens and our proprietary insertion tool, which we refer to as our microlens inserter, in the United States, we must first obtain a pre-market approval, or “PMA”, from the U.S. Food and Drug Administration, or the “FDA”. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or “FDA,” approval process. Beginning in May 2014, we enrolled a total of seventy-five (75) subjects at six (6) investigational sites in the U.S. and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on fifty-two (52) subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five (5) additional investigational sites. This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a PMA for marketing clearance in the U.S. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three (3) years following implantation. We are pursuing a modular PMA submission strategy whereby we submitted to the FDA information regarding biocompatibility in the second quarter of 2016. We submitted to the FDA the second and third PMA modules in the first quarter of 2017, which contains information regarding preclinical testing, engineering and manufacturing. We are targeting submission to the FDA of our final PMA module, containing 24-month data on 300 subjects, in the fourth quarter of 2017. We are targeting PMA approval of our microlens in the third quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018.

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

Presbyopia Market

According to Market Scope, presbyopia currently affects approximately 1.9 billion people worldwide, or approximately 25% of the global population. According to Market Scope, the worldwide presbyopic population is expected to grow to approximately 2.1 billion people by the end of 2021. The global market opportunity for surgical treatment of presbyopia is large and growing due to the aging of the population. Globally, the median age is projected to increase from 29 years in 2011 to 38 years by 2050. Consistent with the expected growth in the worldwide presbyopic population, according to Market Scope, the annual number of presbyopia-correcting surgeries performed globally is expected to increase from approximately 712,000 procedures in 2015 to approximately 1.2 million procedures by 2020. According to Market Scope, corneal inlays are projected to be the fastest growing segment of this market and are expected to grow from approximately 18,000 procedures in 2014 to approximately 204,000 procedures in 2019. In addition, according to Market Scope, spending on devices, equipment and procedure fees for presbyopia-correcting surgery is expected to increase from approximately $476 million in 2015 to approximately $906 million in 2020 at the manufacturer level. We do not have marketing approval in many jurisdictions included in the foregoing global data, which jurisdictions collectively represent a majority of the worldwide presbyopic population. We have marketing approval in a number of strategic countries that we are targeting for commercialization and we are actively seeking marketing approval in certain other strategic countries that we are targeting for commercialization, including the United States.

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

•

Removable. We have designed our microlens and procedure to be easily removable. We believe that designing a lens that is removable gives patients the ease of mind of knowing that if they are uncomfortable with the results, or if technological advances produce different solutions in the future, they have not taken a step that prevents them from being able to undergo future procedures. The design of our microlens will also permit removal in the event that a patient’s presbyopia significantly progresses with age and the patient wishes to have a lens with additional diopter power implanted. We believe that by designing our microlens and procedure in a manner that allows our microlens to easily be replaced, ophthalmic surgeons will be able to choose the lens most appropriate for a given patient as the patient ages and the patient’s presbyopia progresses. In the United States, our Investigational Device Exemption, or “IDE”, does not permit replacement of a microlens in the event that a patient’s microlens is removed after implantation. Also, in the United States, our IDE requires any removal of the microlens to be reported as an adverse event.

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

Through February 15, 2017, ophthalmic surgeons have implanted over 1,000 of our microlenses.

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

We continue to evaluate our microlens through clinical studies and marketing and post-marketing evaluations in connection with regulatory requirements and our commercialization efforts. In addition, through February 15, 2017, ophthalmic surgeons have implanted over 1,200 of our microlenses.

Third Party Studies

Our microlens has been the subject of certain third party studies that have been conducted to assess the efficacy and safety of our microlens. We did not commission these studies or design, review or oversee the implementation of their protocols (although we paid the annual fees of the institutional review board, or “IRB”, reviewing one such study in Japan), and we have limited information with respect to these studies. These studies have reported certain adverse effects relating to the safety and efficacy of our microlens and microlens inserter. In connection with the findings in certain of such studies and observations of other surgeons regarding our procedure, we have undertaken certain investigative actions as part of our ongoing risk mitigation efforts. See “Risk Factors—Risks Related to Our Business—If concerns regarding side effects from presbyopia-correcting surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.”

U.S. Staged Pivotal Clinical Trial

In May 2014, we began a staged pivotal clinical trial to seek marketing approval for our microlens and microlens inserter in the United States. See “Clinical Development and Commercialization Targets” below for a description of this study. For a description of adverse events to date in this study, see “Risk Factors—Risks Related to Our Business—If concerns regarding side effects from presbyopia-correcting surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.”

On December 21, 2016, we reported the following data from our U.S. staged pivotal clinical  Through November 30, 2016, 421 subjects have undergone insertion of the Company’s microlens during the staged pivotal clinic trial that the Company is performing to obtain the clinical data required to enable the Company to obtain pre-market approval from the FDA.  Currently, the Company is 24 months into its 3-year pivotal study and anticipates submitting data to the FDA in September 2017. To date, 100% of the subjects have passed through the 12 month post-operative visit. Data (representing 100% of the study cohort and excluding subjects who explanted the Microlens or did not return for scheduled trial visits and considered lost to follow-up) made available to the Company indicates that:

•	Subjects gained an average of 5 lines of uncorrected near visual acuity (the ability to see close objects without prescription enhancement) in treated eyes (Figure A),
•	Approximately 83% of subjects achieved 20/40 or better uncorrected distance vision in treated eyes (Figure B) and there was little to no change in binocular uncorrected distance vision (Figure C), and
•

Approximately 98% of subjects achieved 20/40 or better best corrected distance vision in the treated eyes (Figure D) and there was little to no change in binocular best corrected distance vision (Figure E). (Presbia Flexivue Microlens is designed to take advantage of binocular vision as most patients fuse both images in the brain. The brain filters bad images, thus, resulting in accepting the best images. This process is known as “neuroadaptation.”).

The following chart summarizes the uncorrected near visual acuity in the treated eyes:

Figure A

The following chart summarizes the uncorrected distance vision in the treated eyes:

Figure B

The following chart summarizes the binocular uncorrected distance visual acuity:

Figure C

The following chart summarizes the best corrected distance vision in the treated eyes:

Figure D

The following chart summarizes the binocular best corrected distance vision:

Figure E

Notwithstanding these results, we cannot assure when or whether the Company will obtain pre-market approval, or what expenditures the Company will incur whether or not we obtain such approval, given the many significant risks associated with seeking such an approval from the FDA.  Furthermore, certain adverse events have been reported as part of the on-going staged pivotal clinical trial.  For a discussion of previously reported adverse events please see the session titled Risks Related to Our Business in this report, including the risk factor titled “If concerns regarding side effects from presbyopia correction surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.”

The Company requires PMA approval in order to market its products in the United States.

Upgraded Microlens Inserter

We completed development of a disposable non-sterile microlens inserter in the fourth quarter of 2015. This product is designed to be used only one time, making the insertion process easier and quicker for surgeons. This device is currently available and in compliance in the European Union and many other countries. We designed, tested and validated a second version of a sterile preloaded inserter and are conducting a preliminary testing and evaluation. Once evaluation is completed, the packaging system for the lens delivery assembly, including the lens, will be finalized. We plan to submit a 510(k) with our final PMA module for authorization to market these products in the United States.

Clinical Development and Commercialization Targets

In December 2013, we received approval from the FDA to commence a staged pivotal clinical trial of our microlens in the United States. This clinical trial is a prospective, non-randomized, unmasked, multicenter clinical investigation. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States. Beginning in June 2014, each of these subjects underwent insertion of our microlens in the subject’s non-dominant eye. Based on six-month data on 52 of these subjects, in January 2015, we submitted to the FDA an interim safety report as a supplement to our IDE. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. Through February 15, 2017, 346 subjects underwent insertion of our microlens in the second stage of this study. We currently anticipate that in order to file our PMA we will need 24-month post-surgery data on each of at least 300 patients. All subjects will be followed for three years following implantation. Subjects from outside the United States will not be enrolled in this study. The primary endpoint will be UCVA-near at 24 months post- implantation, together with safety objectives such as a low rate of ocular adverse events, endothelial cell loss over time in the operated eye, and an assessment of BCVA-distance and contrast sensitivity in the operated eye (the visual ability, with distance vision correction in place, to see objects that may not be outlined clearly or that do not stand out from their background). Although our microlens is designed to be removable, our IDE requires any removal to be reported as an adverse event. FDA approved the submission of a modular PMA in January 2016.  We are pursuing a modular PMA submission strategy whereby we submitted to the FDA information regarding biocompatibility in the second quarter of 2016. We submitted to the FDA the second and third PMA modules in the first quarter of 2017, which contains information regarding preclinical testing, engineering and manufacturing. We are targeting submission to the FDA of our final PMA module, containing 24-month data on 300 subjects, in the fourth quarter of 2017. We are targeting PMA approval of our microlens in the third quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018. These milestones could be delayed by further interactions with the FDA or by a variety of other factors, including the final design of the study that is approved by the FDA, and are subject to risks and uncertainties. There can be no assurance that the FDA will grant our PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule. In addition, the FDA may require us to conduct post-approval studies as a condition of approval.

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

We currently have an arrangement with laser centers and surgeons in Ireland, UK, Australia, the Netherlands, South Korea and Canada as permitted under Canada’s Special Access Program, whereby the laser clinic, surgeon or a country-wide distributor has committed to help promote our microlens in the applicable jurisdiction.

We are deploying a targeted approach to commercial market expansion. We have selected key countries for expansion based upon several criteria including: large number of lasers, large number of laser centers, large number of refractive surgeons, high incidence of presbyopia and strong household income. We have selected South Korea to be our hub in the Asia Pacific region and Germany in the European region. We are currently focusing our strategies on South Korea. Over the course of the next year we intend to expand into Germany, while continuing to support a select number of “centers of excellence” in other countries around the world.

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

International Commercialization

By affixing the Conformité Européene mark, or European Union CE Mark, to the products, we are authorized to market the Flexivue  microlens throughout the EEA and, through mutual recognition agreements, in Switzerland (certain EEA countries also require additional in-country registration). We currently market our microlens in certain strategic EEA countries, as well as certain strategic non-EEA countries in which we currently possess marketing approval. We will continue to seek marketing approval in other strategic countries that we believe are appropriate to further our commercialization strategy.

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

Research and Development

We believe that it is essential for us to remain focused on advancing our technology and continuing to improve our microlens, as well as our microlens inserter and other auxiliary Presbia products. We maintain an active internal research and development process, which also includes clinical activities and regulatory affairs. In order to achieve our business objectives, we will continue our investment in research and development. Our research and development team, consisting of eight persons as of December 31, 2016, communicates with ophthalmic surgeons who are currently utilizing the Presbia system, enabling us to make design changes as we receive feedback. Over the last three years, we have made a number of modifications to our microlens inserter to enable ophthalmic surgeons to more quickly and efficiently remove our microlens from its sealed container and prepare it for insertion into the laser-cut corneal pocket.

Over the next 12 months, our goal is to continue our focus on research and development, particularly with respect to completing the development of a sterilized disposable microlens inserter and a pre-loaded disposable microlens inserter for our microlens. Additionally, as we regard our microlens to be an optical platform, we will continue to explore new approaches to correct vision problems, including evaluating the development of a corneal inlay for the treatment of hyperopia. We expended $5.5 million and $7.9 million for research and development during the years ended December 31, 2016 and December 31, 2015, respectively.

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

Patents

We currently own six issued U.S. patents, and four pending U.S. patent applications, all of which we consider material to our business. Three of our existing patents relate to our microlens inserter and corresponding methods of use; these patents expire in 2030 or 2031.  Two additional patents relate to the method and apparatus to package and transport our microlens and making it readily accessible; these patents expire in 2030. The other patent relates to a method that can be used by a laser to cut a pocket in the cornea and insert the microlens; this patent expires in 2028. Our four pending applications relate to a method and apparatus to package and transport our microlens, to an extension of the method for laser cutting a corneal pocket to insert our microlens, to the apparatus and method to use a preloaded inserter to insert our microlens, and to our proprietary data collection software.  In addition, we have a Patent Cooperation Treaty, or “PCT”, application relating to a lens inserter assembly for which we anticipate entering the U.S. National Stage Application and filing several foreign counterparts before May 2016.

Additionally, we have a total of 33 foreign patent applications, 27 of which are still pending in Australia, Brazil, Canada, China, Europe, Israel, Hong Kong, India, Japan, Korea and Russia. The foreign applications correspond to the content of the six issued U.S. patents. We currently own a patent in Canada, which corresponds to the U.S. patent which covers the method and apparatus to insert our microlens, and we have granted applications in Israel and China which correspond to the same U.S. patent. We also own patents in Japan and Australia, which corresponds to the U.S. patent which covers the microlens inserter.

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

We expect to compete against companies that are developing corneal inlay surgical solutions for presbyopia, including AcuFocus, Inc., and ReVision Optics, Inc. AcuFocus, Inc.’s corneal inlay approach attempts to use small aperture optics to reduce distortion by eliminating peripheral light rays and limiting the width of diverging light rays. ReVision Optics, Inc.’s corneal inlay approach attempts to produce a smooth variation in focal power across the pupil by microscopically altering the surface shape of the cornea. LensGen, Inc. is a newer company with little publicly available information regarding its intraocular lens which is being designed to harness fluidics and displacement to manipulate curvature to better capture light. AcuFocus and Revision Optics completed pivotal clinical trials in the U.S. and received FDA approval in April 2015 and June 2016, respectively. Also, both AcuFocus, Inc. and

ReVision Optics, Inc., like Presbia, have marketing approval in certain jurisdictions outside the United States, including the EEA, and can be expected to compete with Presbia in such jurisdictions. We believe that AcuFocus, Inc. may have more commercial activities to date than Presbia in certain jurisdictions, including Japan. In addition to being an effective treatment option for presbyopia, we believe that our microlens is less invasive than ReVision’s Optics, Inc.’s corneal inlay, offers a range of optical power corrections not offered by ReVision’s Optics, Inc.’s corneal inlay or AcuFocus, Inc.’s corneal inlay, is less conspicuous than AcuFocus, Inc.’s corneal inlay and is more easily removable than ReVision Optics, Inc.’s corneal inlay.

In June 2014, the FDA released data presented by AcuFocus to the FDA in its PMA submission with respect to its KAMRA device. The data related to a study conducted by AcuFocus with respect to 508 subjects (of which the FDA determined that there were 494 evaluable subjects). We reviewed that data against the data that we compiled from the post-market surveillance study that we conducted in Italy and Greece in 2012 with respect to 70 patients who underwent implantation of our microlens. For further information regarding this post-market evaluation, see “Our Solution—Evaluation Conducted Outside of the United States.”

We note the following with respect to the AcuFocus study and our post-market surveillance study:

•

Approximately 80.8% of AcuFocus’ 494 evaluable subjects achieved UCVA-near of 20/40 or better in the operated eye 12 months postoperative, which was the primary efficacy endpoint of the AcuFocus study. As discussed in “Our Solution—Clinical Studies—Evaluation Conducted Outside of the United States”, approximately 99% of the 70 patients in Presbia’s post-market surveillance study achieved UCVA-near of 20/40 or better in the operated eye 12 months postoperative.

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

We have manufacturing capacity in Irvine, California, but items manufactured in that facility to date have been used solely for pre-IDE testing in the U.S. We believe the facility is also scalable to meet future U.S. and out of the U.S., or “OUS”, demand once it has received all applicable regulatory registrations, approvals and certifications. We received a certificate in December 2016 that allows us to manufacture CE marked products from our U.S. facility. Our U.S. facility received regulatory approval from the State of California to manufacture our microlens for our U.S. staged pivotal trial and during 2014 and 2015 provided all of the required lenses that were used in the treatment phase for 421 patients. Also, our U.S. facility has demonstrated conformity with the Essential Requirements laid down in Annex I of Directive 93/42/EEC, referred herein as the EU Medical Device Directive, with respect to the manufacture of our microlens for sale in the EEA, including all applicable quality assurance requirements. We may continue to utilize our existing Israeli supplier for products sold outside of the U.S., including in the EEA, if OUS demand exceeds our internal manufacturing capacity. Given the location of our Israeli supplier, the supply of our microlens could be disrupted if events were to occur in the Middle East that resulted in social, political, economic or military instability. Our supply agreement with this supplier expired in January 2017 and going forward we may continue to utilize this supplier and would order products on a purchase order basis.   Our microlens inserter is manufactured by a third-party OEM in the United States, according to our specifications. Although we do not have a guaranteed supply commitment from this supplier, we believe that this supplier will be able to meet our foreseeable needs.

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

Premarket Approval

A PMA application must be submitted to the FDA if, as is the case with the microlens, the device cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, pre-clinical and clinical trials, data and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 90 days to review the “accepted application,” although, generally, review of the application takes between one and three years, and may take significantly longer. During this review period, the FDA may request additional information and/or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with its Quality System Regulations, or QSRs, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement actions, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, as well as for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

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

We began enrollment for our U.S. staged pivotal clinical trial in May 2014 and began treating patients in June 2014. Initially, 75 subjects underwent insertion of our microlens at six investigational sites in the first stage of this study. Based on six-month data on 52 of these subjects, in January 2015, we submitted an interim safety report to the FDA along with a supplement to our IDE requesting approval to begin second stage enrollment. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. We were authorized to enroll up to an additional 337 subjects at up to nine additional investigational sites. Through February 15, 2017, 346 subjects underwent insertion of our microlens in the second stage of this study. The clinical trial that we have commenced for our microlens and our microlens inserter is expected to extend at least through 2018. We do not anticipate receiving the approval for our microlens and our microlens inserter before the third quarter of 2018.

Our clinical trials must be conducted in accordance with FDA regulations and U.S. federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must also obtain patient informed consents, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record-keeping requirements.

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

In order to be placed on the market within the EEA, medical devices must meet the essential requirements set out in the relevant medical device legislation. The principal legislation regulating general medical devices in the EEA is Directive 93/42/EEC, referred to herein as the EU Medical Devices Directive. In the case of low risk (Class I) medical devices, such as our multi-use non-sterile microlens inserter, the manufacturer may self-certify conformity with the EU Medical Devices Directive by issuing a declaration of conformity. In the case of medium to high risk (Class Is, IIa, IIb and III) medical devices, including our single use sterile microlens inserter which is a Class Is medical device, and our microlens which is a Class IIb medical device, the certificate of conformity is issued from a notified body. Where a medical device meets the essential requirements set out in the EU Medical Devices Directive and complies with the appropriate conformity assessment procedure, based on the classification of the medical device, a declaration or certificate of conformity will issue and a CE Mark may then be affixed to the product. Once a CE Mark has been affixed to the medical device, it may then be placed on the market in any country within the EEA and, through mutual recognition agreements, in Switzerland (subject to certain localized registration and language requirements).

In February 2010, we received a CE certificate of conformity from our notified body (a private organization designated by the competent authorities of the EEA to conduct conformity assessments and verify the conformity of manufacturers and their medical devices with Essential Requirements laid down in Annex I of the EU Medical Devices Directive) for our microlens allowing the CE mark to be affixed to our microlens, permitting our microlens to be placed on the market within any state in the EEA and, through mutual recognition agreements, Switzerland (subject to certain localized registration and language requirements). In May 2013, we issued a declaration of conformity for our microlens inserter allowing the CE Mark to be affixed to our microlens inserter. We have also obtained an ISO 13485 quality system certification, which confirms that our medical device manufacturing quality management system is compliant with globally recognized standards set forth by the International Organization for Standardization. We are required to keep up-to-date and remain compliant with the most recently issued standards. In order to maintain our certificate of conformity and CE Mark, we must continue to comply with the EU Medical Devices Directive and pass annual facilities audit inspections by an inspection agency of the EEA to ISO 13485 standards. In addition, a notified body or other competent authority in an EEA country may perform post-marketing audits on our products and premises from time to time. Failure to comply with such requests in a timely manner, and any adverse findings in any such audit, could result in the withdrawal of our certificate of conformity and our CE Mark, and the recall or withdrawal of our products from the EEA market. Each certificate of conformity may be valid for a maximum of five years but would typically be valid for three years. Our existing certificate of conformity for our microlens is valid until November 2019. At the end of each period of validity, we are required to apply to the notified body for a renewal of our certificate of conformity. There may be delays in the renewal of our certificate of conformity and the notified body may require modifications to our products or to the related technical files before it agrees to issue a new certificate of conformity.

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

Employees

As of December 31, 2016, we had 40 employees, one of whom holds a Bachelor of Optometry degree, and nine of whom hold other advanced degrees. Of our total workforce, nine employees are engaged in research and development, and 31 employees are engaged in business development, manufacturing, finance, legal, human resources, facilities, information technology administration and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Facilities

Our operations are currently conducted at four leased facilities. We lease two locations with an aggregate of approximately 17,600 square feet of office, laboratory and manufacturing space in Irvine, California, we lease approximately 538 square feet of office and storage space in Amsterdam, the Netherlands, and we lease approximately 610 square feet of office and warehouse space in Dublin, Ireland. Our corporate headquarters is currently located at our Dublin location.

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

In August 2015, Presbia Holdings distributed the 9,166,667 ordinary shares of Presbia PLC, referred to herein as the 2015 Capital Contribution and an additional 500,000 ordinary shares acquired from the initial public offering for an aggregate of 9,666,667 ordinary shares, to its ordinary shareholders. Presbia Holdings was liquidated the entity in November 2015.

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

We are an ophthalmic device company with a limited operating history. We do not possess the regulatory approvals necessary to market our products in the United States, and we continue to incur significant research and development, sales and marketing and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our formation. Our net losses for the years ended December 31, 2016 and 2015 were $15.8 million and $18.2 million, respectively. As of December 31, 2016, we had an accumulated deficit of $71.3 million.

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

The United States is a key market for commercialization of our microlens. Before we can market our products in the United States, we must conduct and successfully complete extensive clinical trials and then receive PMA from the FDA. The earliest that we can reasonably expect to receive a PMA for our microlens and microlens inserter is in the third quarter of 2018, and it is possible that none of our existing products or any products we may seek to develop in the future will ever obtain a PMA. Furthermore, even if we were to obtain a PMA, neither approval by the FDA nor our existing CE Mark ensures approval by regulatory authorities in other countries or jurisdictions that we are targeting for commercialization of our microlens and microlens inserter, and approval by one regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA.

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

Based on our current business plan, we believe that our cash at December 31, 2016, coupled with net proceeds from our rights offering of approximately $10.5 million and with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through the first quarter of 2018.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Our U.S. staged pivotal clinical trial may be delayed, suspended or terminated, which could delay or prohibit us from obtaining regulatory approvals or make obtaining such regulatory approvals more costly.

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
•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our contract research organizations, or “CROs”, and other third parties.

Our product development costs will increase if we experience delays in testing or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur in any jurisdiction and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to independent ethical committees, known as IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, IRBs or other regulatory authorities may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable law or regulatory requirements, including if they present an unacceptable safety risk to patients. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, an IRB or other reviewing entities, or any of our clinical trial sites suspend or terminate our U.S. staged pivotal trial, the commercial prospects for our products may be harmed and our ability to generate revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product. Also, if our U.S. staged pivotal trial is delayed, our competitors may be able to bring products to market before we do or further entrench their products in the market, and the commercial viability of our product candidates could be significantly reduced. For example, AcuFocus, Inc. received FDA approval in April 2015 for its corneal inlay and Revision Optics, Inc. received FDA approval in June 2016 for its corneal inlay.

If concerns regarding side effects from presbyopia correction surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.

Concerns about potential side effects and long-term results may negatively impact market acceptance of presbyopia correction surgery generally or our products specifically, result in potential liability for us and prevent us from growing our business. Any undesirable side effects that may be discovered in our clinical trials or evaluations or in any third party studies or evaluations as part of our post marketing vigilance obligations could delay or prevent regulatory approval, including FDA approval, could prevent us from maintaining our existing regulatory approvals or our CE mark, or limit marketability of our products.

In connection with the patient implants as part of the ongoing pivotal clinical trial in the U.S., adverse events in treated eyes experienced to date include 73 reports of loss of best corrected distance visual acuity in treated eyes, eight reports of transient corneal haze, and eight reports of microlens explantation due to an inability of these patients to adapt to the technology. No unanticipated adverse device effects in the implanted eyes have been reported in this study to date. We have had seven serious adverse events reported for subjects unrelated to our microlens.

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

In addition, our microlens has been the subject of certain third party studies that have been conducted to assess the efficacy and safety of our microlens. We did not commission these studies or design, review or oversee the implementation of their protocols, and we have limited information with respect to these studies. These studies have reported certain adverse effects relating to the safety and efficacy of our microlens and microlens inserter. With respect to the below referenced third-party study conducted in Japan, we paid the annual fees of the IRB which reviews the study’s protocol. The types of adverse events observed in these third-party studies include:

•

Italy - A third-party study conducted in Italy in 81 patients in 2011 indicated the following adverse events: removal of our microlens within 12 months of implantation due to patient-reported reduction in distance vision and the presence of halos.

•

Japan - A third-party study conducted in Japan in 38 patients from 2012 to April 2014 reported the following adverse events: inlay defect due epithelial ingrowth microlens removal due to halos and glare; meibomianitis; moderate foreign debris; keratic precipitates; superficial punctate keratitis; vertical gas bubbles surgeon performing the testing initially reported such foreign debris to be metallic.

•

Brazil - Third-party study conducted beginning in 2012 in 22 patients evaluated the efficacy and safety of our microlens. The following adverse events were reported as part of this study: before the study two lines loss of UCVA-distance vision. No additional adverse events were reported in the study.

•

Russia - Third-party study was conducted in 2012 in Russia in ten patients. This study reported the following adverse events: a decrease in UCVA-distance and BCVA-distance due to night glare; removal of our microlens and minimal debris.

As a result of the foreign debris adverse event noted in this study, the other foreign debris observations noted in certain of these studies and in the study in Russia discussed below, as well as anecdotal comments made by certain other surgeons regarding observations of foreign debris, we opened a corrective action and preventive action investigation to assess possible sources of the foreign debris. At this juncture, we have not reached any definitive conclusions as to the source of the foreign debris noted in the third-party studies. The final report of our corrective action and preventative action investigation was submitted to the FDA in November 2015. We received questions back from FDA and have provided responses to the questions regarding the debris. We are presently awaiting additional questions from FDA based on submitted responses. As a result of additional testing that we have completed as part of our investigation, we believe that our microlens inserter has the potential to produce metallic debris, although the debris noted during such testing was generally environmental in nature and was not considered clinically significant. In addition, there have now been a total of 4 adverse events of interface debris in the 421 subjects implanted in the first and second stages (combined) of our U.S. staged pivotal clinical trial. In all 4 adverse events, consistent with the prior studies discussed above, the debris was not considered clinically significant.

We have developed additional cleaning and sterilization procedures and packaging procedures which are designed to provide microlens inserters in a clean initial condition prior to use. As part of our ongoing risk mitigation efforts, we developed a disposable Microlens inserter, and are continuing to develop a pre-loaded disposable microlens inserter.

We are aware of certain adverse events observed in the commercial setting. There was one case of a patient undergoing microlens removal in a commercial setting in the Czech Republic and three cases of a patient undergoing microlens removal in commercial settings in Brazil. In addition, in March 2014, we became aware of a request for removal of a microlens from a patient who was implanted in Brazil. We have been informed that after treatment with a topical steroid, the patient’s inflammation issues have resolved and the patient does not wish to have the microlens removed. In another commercial setting in Ireland two cases of microbial infection were reported. After an extensive investigation conducted by Presbia, it was determined that the two incidents were not associated with the microlens and the HPRA (Health Products Regulatory Authority), the Irish competent authority, closed the two cases.

If our microlens or microlens inserter or any other equipment supplied by us are ultimately determined to produce undesirable side effects, including posing a health risk through the deposit of foreign particles in a patient’s eye, such determination could result in the suspension of our U.S. staged pivotal clinical trial, delay, make it more difficult and expensive for us to receive and/or prevent us from receiving, or prevent us from maintaining, regulatory approvals, including FDA approval or our CE mark, limit marketability of our products and subject us to lawsuits or claims.

Adverse findings in post-marketing vigilance or regulatory audits could subject us to suspension or withdrawal of our certificates of conformity, mandatory product recalls and significant legal liability, which would materially and adversely affect our business, results of operations and financial condition.

In February 2010, we received a CE certificate of conformity from our notified body (a private organization designated by the competent authorities of the EEA, to conduct conformity assessments and verify the conformity of manufacturers and their medical devices with the Essential Requirements of the EU Medical Devices Directive ) for our microlens allowing the CE Mark to be affixed to our microlens, permitting our microlens to be placed on the market within any state in the EEA and, through mutual recognition agreements, Switzerland (subject to certain localized registration and language requirements). Manufacturers of medical devices in the EEA are required to implement post-marketing vigilance procedures with respect to their CE Marked medical devices in accordance with the rules governing the Medical Device Vigilance System provided for in European Commission’s MEDDEV 12.12/1. Such post-marketing vigilance procedures include surveillance of patient and user complaints and alleged incidents associated with the use of CE Marked medical devices. MEDDEV 12.12/1 defines incidents as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health. When a medical device is suspected to be a contributory cause of an incident that led or might have led to death of or the serious deterioration of the health of a patient, or user or of other person, its manufacturer or authorized representative in the European Union must report it to the competent authority in whose territory the incident occurred. Incidents must be reported as soon as possible, and in some cases immediately, after the manufacturer becomes aware of the incident. In addition to reporting the incident, the manufacturer must investigate the incident and take any corrective action required, including Field Safety Corrective Actions (“FSCAs”). The manufacturer’s investigation is monitored by the competent authority, which may intervene, or initiate an independent investigation if considered appropriate. The required corrective action depends on the seriousness of the incident, and varies from the issuance of advisory notices to the implementation of product recalls. FSCAs must be reported by the manufacturer or its authorized representative to the competent authorities of the countries affected by the FSCA. Customers and/or the end users of the medical device must also be notified. Incidents not requiring notification to the competent authorities must be documented, reviewed, investigated and analyzed on a regular basis by the manufacturer to determine whether trending conclusions can be made concerning the safety or performance of the medical device and whether actions must be taken in relation to the continued marketing of medical devices currently on the market. We expect to incur ongoing costs to comply with these post-market vigilance obligations in EEA markets for so long as we continue to market and sell products in those markets. Moreover, any patient or user complaints and/or adverse events discovered during such post-market vigilance could subject us to suspension or withdrawal of our CE certificates of conformity or CE mark, mandatory product recalls and significant legal liability, which would materially and adversely affect our business, results of operation and financial condition. In addition, a notified body or competent authority in an EEA country may perform post-marketing audits on our products and premises from time to time. Failure to comply with such requests in a timely manner, and any adverse findings in any such audit, could subject us to suspension or withdrawal of our CE certificates of conformity or CE mark, mandatory product recalls and significant legal liability, which would materially and adversely affect our business, results of operations and financial condition.

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

In June 2008, Biovision AG, a Swiss company, was liquidated in bankruptcy in Switzerland. Vladimir Feingold, one of our directors, a consultant to us, and our former Chief Technology Officer, was a minority owner of Biovision AG and served as its President and Chief Executive Officer. During the bankruptcy auction in Switzerland, Thomke Invest AG, or Thomke, purchased certain assets of Biovision AG with the stated intention of transferring those assets to Biovision Technology AG, which became Neoptics AG. We subsequently acquired Neoptics AG in the third quarter of 2016. Disputes arose as to the scope of the purchased assets, the propriety of the Swiss auction, and what persons or entities had superior rights with respect to certain property, data, know-how, processes, and technology relating to a specialized surgically implanted lens to treat presbyopia, which we refer to collectively as the Disputed Assets.

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

The Thomke Action and the Visitome Action were eventually consolidated. On December 12, 2012, the parties to the various lawsuits and certain of their affiliates entered into a settlement agreement to settle the three lawsuits. The parties to the settlement agreement included certain of our affiliates, including Mr. Feingold, Mr. Loshitzer, Visitome, Inc., PresbiBio, LLC, Presbia Holdings and Orchard Capital Corporation. We subsequently acquired Neoptics AG in the third quarter of 2016.

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

The market for surgical presbyopia correction is intensely competitive, both in and outside of the U.S., and competition may increase. In addition to our company, there are at least three other companies who have developed or are currently developing competing corneal inlay surgical solutions—AcuFocus, Inc., Revision Optics, Inc., and LensGen Inc. Acufocus and Revision Optics completed pivotal clinical trials in the U.S. and received FDA approval in April 2015 and June 2016, respectively. Other non-corneal inlay procedures also offer solutions to presbyopia, including: monovision approaches (whereby one eye, typically the dominant eye, is corrected for distance vision and the other eye is corrected for near vision using glasses, contact lenses or surgical procedures); multifocal approaches (whereby both a distance focus and a near focus are provided at the same time in each eye using glasses, contact lenses, surgically implanted artificial lenses or laser surgery); and accommodating approaches (whereby surgically implanted artificial lenses are designed to mimic the movement of the natural crystalline lens of the eye or techniques are used to attempt to restore the function of the eye’s own accommodative system). Certain companies enjoy competitive advantages over us, including, but not limited to: significantly greater name recognition; established relations with healthcare professionals and customers; established distribution networks; additional lines of products; greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved or CE marked products; greater financial and human resources for product development, sales and marketing, and patent litigation; and earlier commencement and successful completion of U.S. pivotal clinical trials. To compete in this market requires an ongoing, extensive search for technological innovation and the ability to respond to rapid technological change. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, complete conformity assessment and CE mark products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective patients and medical professionals. A better-financed or lower-cost provider of corneal inlay surgical solutions or a competing vision treatment could take market share away from us or force us to lower product prices, causing our revenues and results of operations to decline materially.

If we do not convince ophthalmic surgeons that our products are attractive alternatives to our competitors’ products as well as a complementary solution to other existing vision correction procedures, we will not be commercially successful.

Ophthalmic surgeons play a significant role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient for presbyopia. As a result, it will be important for us to effectively market our products to them. Acceptance of our products depends on educating ophthalmic surgeons as to the distinctive characteristics, perceived clinical benefits, safety and cost effectiveness of our products as compared to our competitors’ products as well as the utility of our microlens to be used as a complementary procedure to existing surgical treatments for visual problems. It also depends on training ophthalmic surgeons in the proper application of our products. To date, we have deployed limited resources to market our products in certain targeted jurisdictions outside the U.S. If we are not successful in appropriately convincing ophthalmic surgeons of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to fully commercialize our products or reach profitability. Ophthalmic surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

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

There is a learning process involved in ophthalmic surgeons and their clinical staff becoming proficient in the use of our products. It is critical to the success of our commercialization efforts to train a sufficient number of ophthalmic surgeons and to provide them with adequate instruction in the use of our microlens and microlens inserter. This training process may take longer than expected and may therefore affect our ability to increase sales. Following completion of training, we expect to rely on the trained ophthalmic surgeons to appropriately advocate the benefits of our products in the broader marketplace. Convincing ophthalmic surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you we will be successful in these efforts. If ophthalmic surgeons and their clinical staff are not properly trained, they may misuse or ineffectively use our products. Such uses may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our reliance on a limited number of third-party suppliers for our microlens and microlens inserter could harm our ability to meet demand for our products in a timely and cost effective manner.

We have manufacturing capacity in Irvine, California, but items manufactured in that facility to date have been used solely for pre-IDE testing in the U.S. We believe the facility is also scalable to meet future U.S. and out of the U.S., or OUS, demand once it has received all applicable regulatory registrations, approvals and certifications. We anticipate receiving a certificate in February 2017 to allow us to manufacture CE marked products. Our U.S. facility received regulatory approval from the State of California to manufacture our microlens for our U.S. staged pivotal trial and during 2014 and 2015 provided all of the required lenses that were used in the treatment phase for 421 patients. Also, our U.S. facility has demonstrated conformity with the Essential Requirements of the EU Medical Devices Directive with respect to the manufacture of our microlens for sale in the EEA, including all applicable quality assurance requirements. We may continue to utilize our existing Israeli supplier for products sold outside of the U.S., including in the EEA, if OUS demand exceeds our internal manufacturing capacity. Given the location of our Israeli supplier, the supply of our microlens could be disrupted if events were to occur in the Middle East that resulted in social, political, economic or military instability. Our supply agreement with this supplier expired in January 2017 and going forward we may continue to utilize this supplier and would order products on a purchase order basis. Whether we manufacture our microlens at our California facility, order products for our existing Israeli supplier or identify one or more alternate suppliers, we cannot assure you that we will be able to obtain sufficient quantities of our microlens in the future, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our products are currently available in several countries outside of the U.S. Because we have a CE Mark for our microlens, we have the ability presently to market that product within the EEA, and, through mutual recognition agreements, in Switzerland. For the foreseeable future, pending receipt of the necessary FDA approvals to market our products in the U.S., we expect that sales outside of the U.S. will represent 100% of our revenues. We may be exposed to transaction risk because some of our sales and expenses will be incurred in a different currency than the local currency. To date, we have not attempted to offset our exposure to this risk by investing in derivatives or engaging in other hedging transactions.

Economic, social and political conditions, laws, practices and local customs vary widely among the countries in which we sell our products. Our operations outside of the U.S. face a number of risks and potential costs, enjoy less stringent protection of intellectual property and face economic, political and social uncertainty in some countries, especially in emerging markets. We have limited experience developing and manufacturing our products to comply with the commercial and legal requirements of markets outside of the U.S. Our success in markets outside of the U.S. will depend, in part, on our ability to manufacture products that meet applicable regulatory and commercial requirements, our ability to enforce contractual commitments and our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries where we do business. Such risks may have a material adverse effect on our operations in any particular country and on our business as a whole. Inflation in emerging markets also may make our products more expensive there and increase the credit risks to which we will be exposed.

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

We may not be able to successfully implement our commercialization strategy. To implement our commercialization strategy of initially dealing directly with laser centers, we must, among other things, appropriately educate the decision-makers within these organizations regarding the advantages of our products and processes, train professionals working in those centers on how to use our products, enter into commercially reasonable agreements with those centers and engage in careful follow-up to capture relevant experience and demonstrate our goal to partner with our laser center customers. Our strategy of focusing exclusively on the presbyopia market may limit our ability to grow. Moreover, even if we successfully implement our commercialization strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our commercialization strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may materially and adversely affect our business, results of operations and financial condition.

If the market does not accept and endorse presbyopia correction surgery, we will not be able to successfully execute our business plan.

We believe that our profitability and our ability to expand depend to a large extent on the acceptance of vision correction surgeries in general, as well as presbyopia correction surgery specifically, as a safe and effective treatment option. Even if we obtain FDA and other required regulatory approvals, if presbyopia correction surgery does not gain broad market acceptance, our opportunity to achieve profitability and sustained growth will be severely limited. We cannot assure you that presbyopia correction surgery will be accepted widely, if at all, by ophthalmic surgeons, ophthalmologists, optometrists or the general population as an alternative to existing or future methods of treating presbyopia or other refractive vision disorders. Market acceptance depends on a number of factors, including but not limited to:

•	the efficacy and safety of our products as demonstrated in clinical trials, as well as by actual usage in jurisdictions where our products are authorized for marketing and sale;
•

the clinical indications and intended purpose for which our products are approved and/or CE marked if and when approvals are granted and CE marks affixed following the completion of the conformity assessment;

•	acceptance by ophthalmic surgeons, ophthalmologists, optometrists and ophthalmic centers;
•	third-party publications reporting findings with respect to the efficacy and safety of our products;

•	the potential and demonstrable advantages and disadvantages of our products and of competitive products and processes;
•	relative convenience and ease of administration;
•	the tolerance of our products by patients, including prevalence and severity of side effects; and
•	the effectiveness of our sales and marketing efforts.

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

Our ability and the ability of our subsidiaries to utilize U.S. federal net operating loss carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically three years). The ownership change of a parent entity may result in the ownership change of a subsidiary. If we or any of our subsidiaries have experienced an “ownership change” at any time since formation, that corporation may already be subject to limitations on the ability to utilize existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 and 383 limitations. As a result, if we or our subsidiaries earn net taxable income, the ability to use pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us or our subsidiaries.

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

Presbia PLC and Presbia Ireland, Limited are incorporated in and resident for tax purposes in Ireland. Accordingly, they are subject to Irish corporation tax on their worldwide income and gains. The current rates of Irish corporation tax are 12.5% for certain trading income, 25% for all other income, and 33% for capital gains. It is anticipated that we will be subject to the lower rate of Irish corporation tax applicable to our trading income (currently 12.5%) on the basis that we will be carrying on a trade in Ireland for Irish tax purposes. However, we cannot guarantee that our activities in Ireland will be sufficient to qualify for trading status in respect of all or any portion of our income. There is no comprehensive definition of what constitutes “trading” for Irish tax purposes, and whether or not a company is carrying on a trade in Ireland for Irish tax purposes is determined on the facts of each individual case. Consequently, we cannot assure you that the Irish Revenue (Tax) authorities would accept our trading status for Irish tax purposes in respect of all or any portion of our income. If it is determined that we are not in fact carrying on a trade in Ireland for Irish tax purposes, our income in Ireland could be subject to a 25% tax rate, including future royalty income from the U.S. market.

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

We depend on the continued service of our executive officers and other key employees. The loss of a key employee could hurt our business. Our executive officers are employees at will and are not subject to a non-compete obligation. We could be particularly damaged if any of our executive officers or any other key employee or employees went to work for our competitors. Our future success depends on our ability to identify, attract, train, motivate and retain other highly skilled personnel. Failure to do so may adversely affect our results. We do not maintain insurance policies to cover the cost of replacing the services of any of our key employees who may unexpectedly die or become disabled.

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage any acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

From time to time, we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. For example, in August 2016, we entered into an asset purchase agreement with Neoptics AG pursuant to which we acquired certain assets from Neoptics including patents, pending patents, specified trademarks, equipment, inventory, technical documents and other related documents. Potential and completed acquisitions and strategic investments involve numerous risks, including, but not limited to:

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

As of December 31, 2016, we had 40 employees. Whether or not we grow by acquisition or internal growth, we expect that it will be necessary to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and fully commercialize our products. Our systems currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

We face the risk that the use or misuse of our products may result in adverse side effects to patients in our clinical trials. We face even greater risks in connection with the commercialization of our products, including our current sales outside of the U.S. Although we maintain product liability insurance and request that laser centers and hospitals offering our products, and the physicians at such facilities, maintain product liability insurance, any such insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer, and we may be required to increase our product liability insurance coverage for trials that we initiate in the future. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. To the extent that we provide indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our products caused an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

Our activities currently require the controlled use of potentially harmful biological materials and hazardous materials and chemicals. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, a variety of U.S. federal, state and non-U.S. environmental and pollution control laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become increasingly significant and could have a material adverse effect on our business, results of operations and financial condition. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals or be held liable for damages or penalized with fines.

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

When we cease to be an “emerging growth company” and a “smaller reporting company” under the U.S. federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our ordinary shares to decline.

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

Risks Related to our Regulatory Requirements

Our products are subject to extensive governmental regulation both in the U.S. and in other countries, and our failure to comply with applicable requirements could cause our business to suffer.

Our products are subject to extensive regulation by the FDA and various other U.S. federal, state and non-U.S. governmental authorities, such as the competent authorities and notified bodies of the countries of the EEA and other countries in which we currently have marketing approval and/or conduct operations. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

•	design, development and manufacturing;
•	testing, labeling, content and language of instructions for use and storage;
•	clinical trials;
•	product safety;
•	marketing, sales and distribution;
•	regulatory approvals and clearances, including premarket approval and clearance;
•	conformity assessment procedures and CE marking;
•	product traceability and record keeping procedures;
•	advertising and promotion;
•	product complaints, complaint reporting, recalls and field safety corrective actions;
•

post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury or reports of events that led or might have led to death of or the serious deterioration of the health of a patient, or user or of other person;

•	post-market studies; and
•	product import and export.

Failure to comply with applicable laws and regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•	delays in the introduction of products into the market;
•	warning letters;
•	injunctions;
•	inspections and audits;
•	fines and other civil penalties;
•	termination of distribution;
•	recalls or seizures of products;
•	total or partial suspension of production;
•	refusal of the FDA or other regulators to grant necessary approvals or clearances;
•	withdrawals or suspensions of then current approvals or clearances, resulting in prohibitions on sales of our products;
•	withdrawal or suspension of the CE certificates of conformity granted by the notified body or delay in obtaining these certificates;
•	withdrawal of the EC declarations of conformity; and/or
•	in the most serious cases, criminal penalties.

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

Our current products are Class III devices under the U.S. Food, Drug and Cosmetic Act, or FDCA, and thus subject to more stringent regulatory controls than other medical devices. Before we can market or sell our microlens and our microlens inserter in the U.S., we must obtain approval of a PMA application from the FDA. Our IDE enables us to use our microlens and our microlens inserter in clinical studies in order to begin to collect safety and effectiveness data for the PMA application. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as implantable devices, as well as life-sustaining and life-supporting devices. The process of obtaining a PMA generally takes from one to four years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. We do not expect to receive our PMA any earlier than in the fourth quarter of 2018.

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

The FDA can delay, limit or deny approval or clearance of a device for many reasons, including but not limited to:

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

Any delay in, or failure to receive or maintain, approval or clearance for our products under development could prevent us from generating revenue in the U.S from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some ophthalmic surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

In addition, even if we obtain the proper regulatory approval or clearance to market a product, the FDA has the power to require us to conduct post-market surveillance systems, which are designed to identify adverse events, device malfunctions or complaints from patients implanted with the device during a specified period after the commencement of commercial use in the U.S. The FDA may also require us to conduct post-marketing studies to further monitor the safety and/or efficacy of our products. Failure to conduct required surveillance systems or studies in a timely manner could result in the revocation of the PMA approval or 510(k) clearance for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the U.S.

In order to be placed on the market within the EEA, medical devices must meet the Essential Requirements set out in Annex I of the EU Medical Devices Directive such that we can affix the CE Mark to our products. The principal legislation regulating general medical devices in the EEA is the EU Medical Devices Directive. In the case of low risk (Class I) medical devices, such as our microlens inserter, the manufacturer may self-certify conformity with the EU Medical Devices Directive by issuing an EC declaration of conformity. In the case of medium to high risk (Class IIa, IIb and III) medical devices, including our microlens which is a Class IIb medical device, the CE certificate of conformity issues from a notified body. Where a medical device meets the Essential Requirements set out in the EU Medical Devices Directive and complies with the appropriate conformity assessment procedure, based on the classification of the medical device, an EC declaration or CE certificate of conformity will issue and a CE Mark may then be affixed to the product. Once a CE Mark has been affixed to the medical device, it may then be placed on the market in any country within the EEA and, through mutual recognition agreements, Switzerland (subject to certain localized registration and language requirements).

In February 2010, we received a CE certificate of conformity from our notified body for our microlens allowing the CE Mark to be affixed to our microlens. In May 2013, we issued an EC declaration of conformity for our microlens inserter allowing the CE Mark to be affixed to our microlens inserter. We have also obtained an ISO 13485 quality system certification, which confirms that our medical device manufacturing quality management system is compliant with globally recognized standards set forth by the International Organization for Standardization. We are required to keep up-to-date and remain compliant with the most recently issued standards. In order to maintain our CE certificate and EC declaration of conformity and CE Mark, we must continue to comply with the EU Medical Devices Directive and pass annual facilities audit inspections by an inspection agency of the EEA to ISO 13485 standards. In addition, a notified body or other competent authority in an EEA country may perform post-marketing audits on our products and premises from time to time. Failure to comply with such requests in a timely manner, and any adverse findings in any such audit, could result in the withdrawal of our CE certificate and EC declaration of conformity and our CE Mark, and the suspension, recall or withdrawal of our products from the EEA market. Each certificate of conformity may be valid for a maximum of five years but would typically be valid for three years. Our existing CE certificate of conformity for our microlens is valid until November 2019. At the end of each period of validity, we are required to apply to the notified body for a renewal of our CE certificate of conformity. There may be delays in the renewal of our CE certificate of conformity and the notified body may require modifications to our products or to the related technical files before it agrees to issue a new certificate of conformity. We may face difficulties or delays in renewing our existing CE certificate of conformity in light of the new draft EU medical devices regulations.

On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. On June 14, 2016, the agreed texts of the new medical devices and in vitro diagnostic medical devices regulations (“Regulations”) were finally published. The Regulations still have to be formally adopted by the Council and the Parliament as part of the EEA legislative process. If and when adopted, the proposed new legislation may prevent or delay the EEA approval clearance or CE marking of any future products we may develop or impact our ability to modify currently CE marked products on a timely basis.

The U.S., in which we are seeking marketing approval, those countries which recognize our CE mark, and those other countries in which we have marketing approval, collectively, only represent a portion of the worldwide presbyopic population. To market and sell our products in other countries, including those countries that may represent a substantial portion of the worldwide presbyopic population, we must seek and obtain regulatory approvals, certifications and/or registrations and comply with the laws and regulations of those countries. These laws and regulations, including the requirements for approvals, certifications and/or registrations and the time required for regulatory review, vary from country to country. Obtaining and maintaining regulatory approvals, certifications and/or registrations are expensive, and we cannot be certain that we will receive regulatory approvals, certifications and/or registrations in any country for which we have yet to receive such approvals, certifications and/or registrations or that we will be able to maintain any regulatory approvals, certifications and/or registrations that we currently possess. If we fail to obtain or maintain regulatory approvals, certifications and/or registrations in any country in which we plan to market our products, our ability to generate revenue will be harmed.

Failure to comply with applicable laws and regulations could jeopardize our ability to sell our products and result in a variety of enforcement actions, all of which would negatively impact our business, results of operations and financial condition.

Modifications to our products may require new premarket approvals or notified assessments or may require us to cease marketing or recall the modified products until approvals are obtained.

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

In the EEA, we are required to inform the notified body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any substantial changes to the CE marked device or our quality system such as changes to our devices which could affect compliance with the Essential Requirements set forth in the EU Medical Devices Directive or the indications and/or contraindications and/or warnings determined by the manufacturer to be appropriate to ensure the clinical performance of the device.

These substantial changes may require further conformity assessment by a notified body and variation to any existing CE certificate of conformity. If the assessment is favorable, the notified body will issue a new CE certificate of conformity or an addendum to the existing CE certificate of conformity attesting compliance with the Essential Requirements set forth in the EU Medical Devices Directive. If it is not, we may not be able to continue to market and sell the product in the EEA.

We may fail to obtain or maintain regulatory approvals or complete conformity assessment and CE marking to market our products in countries outside of the U.S.

We market our products in certain countries outside of the U.S. and intend to expand our non-U.S. marketing. Each jurisdiction that we target for commercialization of our products requires regulatory approvals and compliance with numerous and sometimes varying regulatory requirements. In addition to the countries in which we currently have marketing approval or CE marking, from time to time we may seek regulatory approval or clearance to market our products in other jurisdictions.  The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain clearance or approval in the U.S. and the necessary CE certificates and EC declarations of conformity in the EEA countries.

Approval or clearance in the U.S. and/or a CE certificate of conformity or CE marking in the EEA countries does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one regulatory authority does not ensure approval or certification by regulatory authorities in other countries or by the FDA. Any non-U.S. regulatory approval or certification process may include similar risks associated with obtaining FDA clearance or approval. In addition, some countries only approve or certify a product for a certain period of time, in which case we will be required to re-approve or re-certify our products in a timely manner prior to the expiration of our prior approval or certification. We may not obtain regulatory approvals that we seek on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive or maintain necessary approvals to commercialize our products in any market. If we fail to receive or maintain necessary approvals or certifications to commercialize our products in any non-U.S. jurisdiction on a timely basis, or at all, or if we fail to have our products re-approved or re-certified, our business, results of operations and financial condition could be materially and adversely affected.

If we or our suppliers fail to comply with ongoing EEA and FDA or other regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain approval clearance or complete conformity assessment and CE mark, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other U.S. and non-U.S. regulatory authorities. In particular, we and our third-party suppliers will be required to comply with the FDA’s Quality System Regulation, or QSR. In EEA countries, compliance with harmonized standards is also recommended as this is often interpreted as a presumption of conformity with the relevant Essential Requirements set forth in Annex I to the EU Medical Devices Directive. These FDA regulations and EU standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Compliance with harmonized standards in the EEA is also subject to regular review through the conduct of inspections by notified bodies or other certification bodies. If we, or our suppliers, fail to adhere to QSR requirements in the U.S. or other harmonized standards in the EEA, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances and CE certificates of conformity and CE marking, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our business, financial condition or results of operations.

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

Outside the EEA and the U.S., our products and operations are required to comply with standards set by the applicable regulatory authorities in each jurisdiction that we target for commercialization of our products, and those standards, types of evaluation and scope of review differ among such regulatory authorities. We intend to comply with the standards enforced by such regulatory authorities as needed to commercialize our products. If we fail to comply with any of these standards adequately, a regulatory authority may take adverse actions similar to those within the power of a notified body or competent authority or the FDA. Any such action may harm our reputation and business, and could have a material adverse effect on our business, results of operations and financial condition.

If our products, or the malfunction of our products, cause or contribute to a serious injury or a death, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency or regulatory authority enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a serious injury or death or has malfunctioned in a way that would likely cause or contribute to serious injury or death if the malfunction of the device or a similar device were to recur. When a medical device is suspected to be a contributory cause of an incident event that led or might have led to death of or the serious deterioration of the health of a patient, or user or of the other person, all manufacturers placing such medical devices on the market in the EEA are legally bound to report those events to the competent authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant competent authority would file an initial report, and there would then be a further inspection or assessment if there were particular issues. This would be carried out either by the competent authority or it could require that the notified body carry out the inspection or assessment.

Any such adverse event involving our products could result in future voluntary corrective actions, such as recalls, modification exchange and/or destruction of devices, or customer notifications, or agency or competent authority action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our business, results of operations and financial condition.

In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EEA countries, and manufacturers may be required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its European Authorized Representative to its customers and/or to the end users of the device through Field Safety Notices.

Our products may in the future be subject to product recalls. A recall of our products, either voluntarily or at the direction of governmental authorities, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

Governmental authorities, including the FDA and competent authorities of the EEA member states, have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious injury or death. In addition, non-U.S. governmental authorities have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture or to reduce the risk of death or serious deterioration in the state of health of patients, users or other persons. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, product failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and would have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to reach profitability.

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

Our ongoing research and development, pre-clinical testing, clinical trial and post-market evaluation activities will be subject to extensive regulation and review by numerous governmental authorities, both in and outside of the U.S. We are currently conducting a pivotal clinical trial under our IDE for our microlens and microlens inserter, to gather information about these products’ safety, efficacy or optimal use. In the future we may conduct clinical trials to support approval of new products. All such clinical studies must be conducted in compliance with applicable regulations or the applicable regulatory authorities may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the applicable regulatory authorities and notified bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

We may be subject to enforcement action if we engage in improper marketing or promotion of our products.

The marketing and promotion of our products is subject to EEA Member States laws implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. In addition, we are subject to EU and national self-regulatory Codes of Conduct. These laws and Codes of Conduct may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Further, once our products are approved, our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, use. If the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other U.S. federal, state or non-U.S. enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use. In that event, our reputation could be damaged and adoption of the products could be impaired. In addition, the off-label use of our products may increase the risk of product liability claims, which are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation.

The provision of benefits or advantages to physicians in order to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medical devices is prohibited in the EEA. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the member states of the EEA. One such example is the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EEA Member States must be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization and/or the competent authorities of the individual EEA Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EEA Member States.

Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Regulatory healthcare reforms may make it more difficult and costly for us to obtain regulatory approval or clearance of our products or complete conformity assessment and CE marking to produce, market and distribute our products after approval or clearance is obtained.

FDA regulations and guidance and EEA laws and regulations and guidance are often revised or reinterpreted by the FDA and EEA competent authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our products. Delays in receipt of, or failure to receive, regulatory approvals or clearances for our products would have a material adverse effect on our business, results of operations and financial condition.

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

Litigation relating to infringement or misappropriation of patent and other intellectual property rights in the medical device industry is common. For example, we were previously a party to legal proceedings relating to the ownership of certain assets, including intellectual property. See “Risks Related to Our Business—we were previously subject to certain legal proceedings relating to the ownership of certain assets, including intellectual property. As demonstrated by such proceedings, future claims regarding intellectual property may be costly and time consuming to defend and future claims may delay or prevent the development and commercialization of our products or place our patent portfolio and other proprietary rights at risk.” We may be subject to third-party claims in the future that would cause us to incur substantial expenses and which, if successful, could cause us to pay substantial damages. These damages potentially include increased damages and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us, our research, development, manufacturing or sales activities relating to the product that is the subject of the suit may be delayed or terminated. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the claimant, which would be likely to include a requirement to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if a license can be obtained on acceptable terms, the rights may be nonexclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our products, or forced to modify such products, or to cease some aspect of our business operations, which could harm our business significantly.

U.S. and non-U.S. issued patents and pending patent applications controlled by third parties may relate to areas in which we are developing products. In such an instance, because all issued patents are entitled to a presumption of validity in many countries, including the U.S. and many European countries, issued patents held by others that claim our products or technology may limit our freedom to operate unless and until those patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions. Pending patent applications controlled by third parties may result in additional issued patents claiming our products and technology. In addition, the publication of patent applications occurs with a certain delay after the date of filing, so we may not be aware of all relevant patent applications of third parties at a given point in time. Further, publication of discoveries in the scientific or patent literature often lags behind actual discoveries, so we may not be able to determine whether inventions claimed in patent applications of third parties have been made before or after the date on which inventions claimed in our patent applications and patents have been made. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics claimed by our patent applications or patents, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention. An unfavorable outcome could require us to attempt to license rights from the prevailing party, or to cease using the related technology or developing or commercializing the related product candidate. We may also become involved in opposition proceedings in the European Patent Office regarding our intellectual property rights with respect to our products and technology.

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

Our commercial success may depend on our ability to obtain patents and maintain adequate protection for our technologies, intellectual property and product candidates in the U.S. and other countries. Our patent portfolio consists of certain U.S. patents, patents issued in other jurisdictions and patent applications in the U.S. and other jurisdictions relating to our technologies. There is no guarantee that any of our patent applications will result in issued patents, or that any patents, if issued, will include claims that are sufficiently broad to cover our existing products or products in development, or to provide meaningful protection from our competitors. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and future products are covered by valid and enforceable patents or are effectively maintained as trade secrets within our organization. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, U.S. President Obama signed the America Invents Act which codifies several significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, eventually eliminating interference proceedings while maintaining derivation actions, and creating a post-grant opposition process to challenge patents after they have issued. The effects of these changes are currently uncertain as the USPTO must still implement various regulations, and the courts have yet to address many of these provisions in the context of a dispute.

Restrictions on our patent rights relating to our products may limit our ability to prevent third parties from competing against us.

Our success will depend, in part, on our ability to obtain and maintain patent protection for our products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. We cannot be certain that the claims in our patent applications to inventions covering our current or future products will be considered patentable by the USPTO and courts in the U.S. or by the patent offices and courts in countries outside of the U.S.

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

Patent applications in the U.S. and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we and the inventors of the issued patents and applications that we may in-license were the first to conceive of the inventions covered by such patents and pending patent applications or that we and those inventors were the first to file patent applications covering such inventions. Also, patent protection may lapse before we manage to obtain commercial value from patents that we may obtain, which might result in increased competition and materially and adversely affect our position in the market.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products and technologies throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our future products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions outside of the U.S. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of any patent issued to us or the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in jurisdictions outside of the U.S. could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

In addition to seeking patents for some of our technology and products, we will also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, contract manufacturers, consultants and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Ownership of Our Ordinary Shares

If we or any of our subsidiaries were to constitute a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, then U.S. Holders could be subject to adverse U.S. federal income tax consequences.

A PFIC generally is a foreign corporation if either at least (i) 75% of its gross income is “passive income” or (ii) 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income. We believe that we were not a PFIC in prior taxable years, and based on current business plans and financial expectations, we expect that we will not be a PFIC for the current taxable year. However, PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the taxable year in question, and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. Consequently, there can be no assurance that we have never been, are not, and will not become a PFIC for any taxable year during which U.S. Holders hold ordinary shares. If we are a PFIC in any taxable year in which you hold shares and you are a U.S. Holder, we always will be a PFIC with respect to your stock ownership. If we are a PFIC and you are a U.S. Holder and do not make a Qualified Electing Fund election, or QEF election, with respect to us or a “mark-to-market” election with respect to our ordinary shares, you will be subject to adverse tax consequences, including deferred tax and interest charges with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these adverse tax consequences could be materially adverse to you. We do not believe that any of our subsidiaries will be PFICs in the current taxable year or foreseeable future taxable years based on their current and projected assets and income; however, there can be no assurance that our subsidiaries have never been, are not, and will not become PFICs for any taxable year during which U.S. Holders hold ordinary shares. In addition, we may form or acquire a subsidiary that is a PFIC in the future. In such event, U.S. Holders will also need to make the QEF election with respect to each such subsidiary in order to avoid the adverse tax consequences described above.

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

As of March 23, 2017, we had 17,032,691 ordinary shares issued and outstanding, of which 10,484,048 shares, or 61.6% of our total outstanding shares, are held by Richard Ressler and his affiliates, our controlling shareholder.

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

In, 2015, we filed a registration statement on Form S-8 registering the issuance of 1.8 million ordinary shares subject to options or other equity awards issued or reserved for issuance under our Presbia Incentive Plan. In 2016, we filed a registration statement on Form S-8 registering the issuance of an additional 400,000 ordinary shares subject to options or other equity awards issued or reserved for issuance under our Presbia Incentive Plan.  Shares registered under this registration statement on Form S-8 are available for sale in the public market subject to applicable vesting arrangements and the exercise of options, and, in the case of our affiliates, the restrictions of Rule 144. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Richard Ressler, one of our directors and his affiliates, hold a majority of our issued ordinary shares. As of March 29, 2017, Mr. Ressler effectively controlled approximately 61.6% of the 17,032,691 shares outstanding. As a result, our controlling shareholder has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, our controlling shareholder has the ability to control or influence our management and our affairs. Furthermore, the concentration of voting power in our controlling shareholder may have an adverse effect on our share price.

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

We have never declared or paid any cash dividends on our ordinary shares and do not intend to do so for the foreseeable future. We currently intend to retain all available funds and any future earnings to support the operation of, and to finance the growth and development of, our business. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to compliance with applicable laws (including the Irish Companies Acts (which we refer to herein as the “Companies Act”), which require Irish companies to have “profits available for distribution” before they can pay dividends) and covenants under credit facilities, which may restrict or limit our ability to pay dividends and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant. As a result, any return to shareholders will be limited to the appreciation, if any, of their ordinary shares.

Provisions contained in our articles of association, as well as provisions of Irish law, could impair a takeover attempt.

Our articles of association and certain provisions of the Companies Acts contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board.

There are a number of methods for acquiring an Irish public limited company, including a court-approved scheme of arrangement under the Companies Acts, through a tender offer by a third party under the Irish Takeover Panel Act 1997 (as amended) and the takeover rules made thereunder, which we refer to herein as the “Irish Takeover Rules,” and by way of a merger with a company incorporated in the EEA under the European Communities (Cross-Border Mergers) Regulations 2008 (as amended). Each method requires shareholder approval or acceptance and different thresholds apply.  The Irish Takeover Rules will govern a takeover or attempted takeover of our company by means of a court-approved scheme of arrangement, a tender offer or a cross-border merger. These Rules contain detailed provisions for takeovers including as to disclosure, dealing and timetable. The Irish Takeover Rules could discourage an investor from acquiring 30% or more of the outstanding ordinary shares of our company unless such investor were prepared to make a bid to acquire all outstanding ordinary shares.

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

It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, we are governed by the Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or other officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our ordinary shares may have more difficulty protecting their interests than would holders of shares of a corporation incorporated in a jurisdiction of the U.S.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation and these differences may make our ordinary shares less attractive to investors.

We are incorporated under Irish law and, therefore, certain of the rights of holders of our shares are governed by Irish law, including the provisions of the Companies Acts, and by our memorandum and articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our ordinary shares less attractive to investors. The principal differences include the following:

•	under Irish law, dividends may only be declared if we have, on an individual entity basis, profits available for distribution, within the meaning of the Companies Acts;

•

under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise. Pre-emption rights may be disapplied under Irish law for a maximum renewable five-year period by Irish companies by way of a provision in their articles of association or special resolution of their shareholders, which is an option we have availed ourselves of in our articles of association prior to the consummation of our initial public offering;

•

under Irish law, certain matters require the approval of holders of 75% of the votes cast at a general meeting of our shareholders, including amendments to our memorandum and articles of association. This may make it more difficult for us to complete certain types of corporate actions deemed advisable by our Board. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions. There is no requirement under Irish law for the shareholder approval of transactions generally;

•

under Irish law, a bidder seeking to acquire us would need, on a tender offer, to receive shareholder acceptance in respect of 80% of our outstanding shares in order to effect a compulsory acquisition of the remaining outstanding shares. If this 80% threshold is not achieved in the offer, under Irish law, the bidder cannot complete a “second step merger” to obtain 100% control of us. Accordingly, acceptance of an offer by 80% of our outstanding shares will likely be a compulsory acquisition of the non-accepting shares or a condition in a tender offer to acquire us, not 50% as is more common in tender offers for corporations organized under U.S. law; and

•

under Irish law, shareholders may be required to disclose information regarding their equity interests upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on the transfer of the shares, as well as restrictions on voting, dividends and other payments. Comparable provisions generally do not exist under U.S. law.

A future transfer of your ordinary shares, other than one effected by means of the transfer of book entry interests in DTC, may be subject to Irish stamp duty.

Transfers of ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company, or “DTC,” should not be subject to Irish stamp duty. It is anticipated that the majority of ordinary shares will be traded through DTC through brokers who hold such ordinary shares on behalf of customers through DTC. This exemption should be available because our ordinary shares will be traded on a recognized stock exchange in the U.S. However, if you hold your ordinary shares as of record rather than beneficially through DTC or through a broker that holds your ordinary shares through DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the ordinary shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty to arise could adversely affect the price of our ordinary shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our operations are currently conducted at four leased facilities. We lease two locations with an aggregate of approximately 17,600 square feet of office, laboratory and manufacturing space in Irvine, California. The lease covering approximately two-thirds of this space expires in May 2017 and the sublease covering approximately one-third of this spaces expired in July 2016. In addition, we lease approximately 538 square feet of office and storage space in Amsterdam, the Netherlands, and we lease approximately 610 square feet of office and storage space in Dublin, Ireland. Our corporate headquarters are currently located at our Dublin location.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information for Ordinary Shares

Our ordinary shares began trading on The NASDAQ Global Market on January 29, 2015 under the symbol “LENS.” Prior to such time, there was no public market for our ordinary shares. The following table sets forth the high and low sales prices per share of our ordinary shares as reported on The NASDAQ Global Market for the period indicated.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
Dollars per share
First quarter	$6.00	$2.94	$9.32	$5.52
Second quarter	$4.99	$3.45	$9.38	$6.66
Third quarter	$5.50	$3.79	$8.00	$4.99
Fourth quarter	$4.97	$3.25	$6.89	$3.62

The last reported sales price of our ordinary shares as reported on The NASDAQ Global Market on March 15, 2017 was $3.20 per share.

Shareholders

As of March 15, 2017, there were twenty-three registered holders of record of our ordinary shares. This number does not reflect the beneficial holders of our ordinary shares who hold shares in street name through brokerage accounts or other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding shares of our common stock that may be issued under the Presbia Incentive Plan (the “Plan”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders	1,769,000	$7.06	343,407
Equity compensation plans not approved by security holders	−	−	−
Total	1,769,000	$7.06	343,407

(1) Does not include restricted shares of 81,682, issued as of December 31, 2016, as such shares are already reflected in our outstanding shares.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, which we filed with the Securities and Exchange Commission, or “SEC”, on January 29, 2015.

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

We are an ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of December 31, 2016, we had an accumulated deficit of $71.3 million. We expect to continue to incur significant losses for the foreseeable future.

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

Factors Affecting Our Expenses

Our expenses are principally driven by the following factors:

•

Cost of goods sold. At present, our cost of goods sold relates principally to amounts that we pay to our microlens supplier in Israel and our OEM microlens inserter supplier in the United States. Although we have developed manufacturing capacity in our California facility, we have used all output from that facility for evaluation purposes and for clinical trials.  We believe the facility is also scalable to meet future U.S. and out of the U.S., or OUS, demand once it has received all applicable regulatory registrations, approvals and certifications. Until there is an alternative use for that facility or we receive those approvals, the direct manufacturing costs that we incur in producing products in the United States will be included within research and development expenses. When and if we receive those approvals and manufacture products in the United States for sale in the United States, our cost of goods sold will also include raw material costs, labor expenses and other expenses that we incur to manufacture our products. We do not expect to increase production at our California facility significantly beyond what would be required for the clinical trials unless and until we receive approval of our PMA application from the FDA. Our costs of goods sold are directly impacted by the terms of our supply agreements, which may obligate us to pay additional costs if we do not reach our suppliers’ production expectations, and by shipping and handling expenses. When and if we ourselves manufacture products for sale, our costs of goods sold will also be directly impacted by:

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

•

Research and development. Our research and development expenses consist of the expenses we incur to develop our products, to pursue patent and trademark protection, to respond to technological challenges, to conduct clinical trials and post-market evaluation studies and to pursue governmental approvals. We expect to continue to expense all research and development costs as they are incurred with the exception of capital expenditures that would have alternative uses. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities and post-market evaluation studies, and allocated facility costs. We expect that our research and development expenses related to the ongoing clinical trials will increase in 2017 relative to 2016, as we submit to the FDA information regarding preclinical testing, engineering, and manufacturing related to our PMA modular submission. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may not succeed in achieving certain marketing approvals that we seek for our products. The probability of success of each product may be affected by numerous factors, including preclinical data, clinical data, post-market and third-party evaluation studies, competition, manufacturing capability and commercial viability.

As of December 31, 2016, we had nine employees directly engaged in research and development for at least a portion of their responsibilities. We also engage outside advisors and counsel to assist in development projects and in prosecuting patent and trademark applications. Our research and development expenses will be directly impacted by:

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

Critical Accounting Polices and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We have based and will base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

In 2012, we changed our commercialization strategy from exclusively using distributors to also targeting refractive laser centers equipped with femtosecond lasers, except in countries that require the use of distributors or sales representatives. We recognize revenue from laser centers based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenues from laser centers during the years ended December 31, 2016 and 2015 were not material.

Stock-Based Compensation

We record share-based compensation in the consolidated statements of operations and comprehensive loss as expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense over the requisite service period. Our share-based awards are currently comprised of common stock options, restricted share awards and restricted stock units granted under our various plans. The fair value of our common stock options is generally estimated on the grant date using the Black-Scholes-Merton, or BSM, option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as it does not consider certain factors important to those awards to employees and non-employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and a number of assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options for those options granted to employees is generally estimated using the simplified method, as permitted by guidance issued by the SEC. For those options granted to non-employees, the expected term of the options is the remaining contractual term. The expected volatility is based on the historical volatility of our stock price. Due to our limited stock price history, we relied upon the historical volatilities using a peer group average. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and stock purchase rights. The fair value of our restricted stock awards are based on the closing market price of our common stock on the date of grant. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Fair value of restricted stock units awarded were determined using a Monte Carlo Simulation (“MCS”) methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the restricted stock unit award. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model. Historical cancelation and forfeiture rate was applied to account for future cancellations and forfeitures.

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

During 2016 and 2015, we incurred costs in connection with the FDA staged-enrollment pivotal clinical trial, which is expected to continue into 2018 or possibly further. We incurred costs for patient recruiting, acquisition of clinical test equipment to be used in the trial, outside experts to read and interpret the results of the studies, third party costs to monitor the investigational sites and perform data collection activities and surgeon and patient fees in connection with surgical procedures and follow-up visits. Our policy with respect to the recognition of these expenses is to record such expenses as research and development expense in the period in which the services are provided. We will evaluate the purchases of clinical test equipment, on a case by case basis, to determine if there exists an alternative use for the equipment following the clinical trial. In the event we determine that there is no alternative use for the test equipment, then that cost will be expensed as part of research and development expense in the period in which we take title to the equipment from the supplier.

Impairment of Long-Lived Assets

We review the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets might not be recoverable. This evaluation compares the carrying value of the long-lived asset to the undiscounted cash flow projections associated with an asset or group of assets. In the event undiscounted cash flow projections indicate impairment, we would record an impairment loss on the statements of operations and comprehensive loss in the period in which the impairment occurred and adjust the carrying value of the asset or group of assets to its fair value.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015 (in thousands)

	Year Ended December 31,		Change
	2016	2015	$000's	%
Revenues	$14	$153	$(139)	(91%)
Cost of goods sold	279	163	116	71%
Gross loss	(265)	(10)	(255)	2550%
Operating expenses:
Research and development	5,541	7,935	(2,394)	(30%)
Sales and marketing	3,103	2,706	397	15%
General and administrative	6,750	7,479	(729)	(10%)
Total operating expenses	15,394	18,120	(2,726)	(15%)
Operating loss	(15,659)	(18,130)	2,471	(14%)
Interest expense, net	20	-	20	100%
Other expense	2	12	(10)	(83%)
Loss before income tax provision	(15,681)	(18,142)	2,461	(14%)
Income tax provision	76	19	57	300%
Net loss	$(15,757)	$(18,161)	$2,404	(13%)

Revenue

Revenue for the year ended December 31, 2016 was $14,000 as compared to $153,000 in 2015. Revenues were insignificant in both years consistent with our strategy to commercialize our microlens product in only selected markets outside the United States. Until such time that we can be assured that our commercialization strategy, marketing activities and execution plans are validated in selected key markets, we will not attempt to commercialize in every market in which we are currently approved to do so.

Cost of Goods Sold

Cost of goods sold was $279,000 in the year ended December 31, 2016 as compared to $163,000 in the year ended December 31, 2015. During fiscal year 2016, cost of goods sold primarily consisted of $278,000 for provision of inventory obsolescence. During the year ended December 31, 2015, cost of goods sold primarily consisted of $169,000 for provision of inventory obsolescence.

Research and Development

Research and development expense decreased by $2.4 million, or 30%, for the year ended December 31, 2016 as compared to 2015. In February 2015, we received approval from the FDA to commence the second phase of the staged U.S. clinical trials, which resulted in higher expense levels in 2015 than 2016. The decline in research and development spend is primarily due to: (i) a $2.7 million of cost decline related to our U.S. staged pivotal clinical trials consisting of costs incurred for patient compliance activities under both Phases I and II as compared to higher 2015 costs incurred to recruit, treat and monitor 346 subjects enrolled in the second stage of the trial, training of investigational site surgeons and purchases of test equipment used to monitor patient outcomes and (ii) manufacturing costs, which were higher by $183,000 due to an increase in expenses related to our pilot manufacturing facility used to provide the microlens used in the clinical trials and subsequent approval for OUS commercialization;  and (iii) compensation related costs, which were higher by $167,000 due to additional personnel costs. During 2017, we expect that the costs to continue our U.S. staged pivotal clinical trial will increase as compared to 2016 with the main focus of the trials shifting from compliance to submission to the FDA of the remaining PMA modules.

Sales and Marketing

Sales and marketing expense increased by $0.4 million, or 15%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. We are not authorized to sell our microlens in the United States until we receive FDA approval to do so; therefore, our sales and marketing activities are limited to developing the markets outside the United States. During the year ended December 31, 2016, we incurred higher costs for sales and marketing personnel of $117,000, an increase of 7%, higher travel expenses related to supporting clients outside the United States of $181,000, an increase of 44%, and a slight increase in other marketing costs of $106,000, an increase of 24%. We expect sales and marketing costs to increase throughout 2017 and into 2018 as we implement our commercialization strategy in selected markets.

General and Administrative

General and administrative expenses declined by $0.7 million, or 10%, in the year ended December 31, 2016 as compared to the year ended December 31, 2015. General and administrative expenses decreased primarily due to (i) stock-based compensation of $0.3 million; (ii) lower personnel costs of $0.2 million; and (iii) lower travel costs of $0.1 million.

Interest and Other Income and Expense

Interest and other expense for the year ended December 31, 2016 was $22,000, or $10,000 less than the year ended December 31, 2015. The change is due primarily to an increase in interest expense related to the Neoptics asset purchase.  For additional information, see discussion above under Note 6 (Note Payable).

Net Loss

Our net loss of $15.8 million for the year ended December 31, 2016 was $2.4 million lower, or 13% lower, than the loss in the corresponding period of 2015 of $18.2 million, due primarily to (i) reduced operating expenses of $2.7 million primarily due to the decline in costs related to our U.S. staged pivotal clinical trial; (ii) partially offset by higher inventory provisions of $0.3 million. We expect that losses will continue through 2018 and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

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

As of December 31, 2016, we have generated an accumulated deficit of $71.3 million. Subsequently in March 2017, we closed a rights offering, pursuant to which we raised approximately $10.8 million in gross proceeds through the sale of 3,611,764 of its ordinary shares at a subscription price of $3.00 per whole share.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing and completion of clinical trials for our products;
•	the number and characteristics of products that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales of our microlens outside the U.S.; and
•	timing and investment in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(13,403)	$(15,653)
Net cash used in investing activities	$(805)	$(196)
Net cash (used in) provided by financing activities	$(166)	$37,460

Prior to February 2015, we relied on funding from Presbia Holdings to fund our all of our operations including offering costs to complete our initial public offering on February 3, 2015. At December 31, 2016, we had an accumulated deficit of approximately $71.6 million and we expect to incur additional operating losses through 2018, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2016, coupled with the net proceeds of $10.5 million from our rights offering and anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through the first quarter of 2018.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Presbia PLC

We have audited the accompanying consolidated balance sheets of Presbia PLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SQUAR MILNER LLP

San Diego, California

March 29, 2017

CONSOLIDATED FINANCIAL STATEMENTS

PRESBIA PLC

Consolidated Balance Sheets

(in thousands, except shares and par value amount)

	December 31,
	2016	2015
Assets
Current assets
Cash	$7,333	$21,749
Accounts receivable	3	116
Inventory	302	430
Prepaid expenses and other current assets	392	242
Total current assets	8,030	22,537
Property and equipment, net	727	775
Intangible assets	1,494	32
Other assets	126	63
Total assets	$10,377	$23,407
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$399	$736
Due to related parties	18	55
Note payable, current portion	490	—
Other current liabilities	582	569
Total current liabilities	1,489	1,360
Note payable, net of current portion	369	—
Deferred rent	80	22
Total liabilities	1,938	1,382
Commitments and contingencies (note 13)
Shareholders' equity
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 13,420,927 and 13,335,477 shares issued and outstanding at December 31, 2016 and 2015, respectively	13	13
Deferred Ordinary Shares
€ 1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at December 31, 2016 and 2015	54	54
Preferred Shares
$0.001 par value, 50,000,000 shares authorized; -0- shares issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	79,676	77,505
Accumulated deficit	(71,304)	(55,547)
Total shareholders' equity	8,439	22,025
Total liabilities and shareholders’ equity	$10,377	$23,407

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Revenues	$14	$153
Cost of goods sold	279	163
Gross loss	(265)	(10)
Operating expenses:
Research and development	5,541	7,935
Sales and marketing	3,103	2,706
General and administrative	6,750	7,479
Total operating expenses	15,394	18,120
Operating loss	(15,659)	(18,130)
Interest expense, net	20	—
Other expense	2	12
Loss before income tax provision	(15,681)	(18,142)
Income tax provision	76	19
Net loss	$(15,757)	$(18,161)
Other comprehensive loss	—	—
Total comprehensive loss	$(15,757)	$(18,161)
Net loss per share - basic and diluted	$(1.18)	$(1.40)
Weighted average, shares outstanding - basic and diluted	13,337,560	12,945,968

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	—	$—	40,000	$54	$36,626	$(37,386)	$(706)

Capitalization of amounts due to Parent pursuant to 2015 Debt Conversion of Presbia Holdings	—	—	—	—	1,559	—	1,559
Initial public offering, net of issuance costs	13,333,334	13	—	—	36,831	—	36,844
Stock-based compensation (including allocation from the Parent)	—	—	—	—	2,306	—	2,306
Cancellation of deferred shares pursuant to distribution of Parent's assets	—	—	(6)	—	—	—	—
Issuance of restricted shares	22,143	—	—	—	—	—	—
Bonus payments by Parent on behalf of Presbia PLC	—	—	—	—	183	—	183
Net loss	—	—	—	—	—	(18,161)	(18,161)
Balance, December 31, 2015	13,355,477	13	39,994	54	77,505	(55,547)	22,025

Stock-based compensation	—	—	—	—	2,171	—	2,171
Issuance of restricted shares	65,450	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,757)	(15,757)
Balance, December 31, 2016	13,420,927	$13	39,994	$54	$79,676	$(71,304)	$8,439

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	2016	2015
Cash flow from operating activities:
Net loss	$(15,757)	$(18,161)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	253	173
Inventory provisions	278	169
Loss on disposal of fixed assets	4	12
Stock-based compensation (including allocation from Presbia Holdings in 2015)	2,171	2,306
Imputed interest expense	37	—
Non-cash interest expense on funding from the Parent	—	1
Non-cash operating expenses allocated from the Parent	—	183
Changes in operating assets and liabilities:
Accounts receivable	113	(91)
Inventory	(149)	(222)
Prepaid expenses and other current assets	16	(120)
Other assets	(98)	9
Accounts payable and other current liabilities	(301)	44
Income taxes payable	8	16
Deferred rent	59	(15)
Due to related parties	(37)	43
Net cash used in operating activities	(13,403)	(15,653)
Cash flow from investing activities:
Purchase of intangible assets	(665)	—
Purchases of property and equipment	(140)	(196)
Net cash used in investing activities	(805)	(196)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares upon initial public offering, net of underwriting costs	—	38,750
Deferred offering costs	(167)	(2,431)
Proceeds from sale of equipment	1	—
Funding from the Parent	—	1,141
Net cash (used in) provided by financing activities	(166)	37,460
Net (decrease) increase in cash	(14,374)	21,611
Effect of exchange rate on cash	(42)	—
Cash balance at beginning of period	21,749	138
Cash balance at end of period	$7,333	$21,749

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$50	$3

Supplemental disclosures of non-cash investing and financing activities:
Remaining installments payable to Neoptics AG pursuant to asset purchase agreement	$981	$—
Deferred offering costs included in accounts payable and other current liabilities	$91	$—
Capitalization of amounts due to Parent per 2014 and 2015 Debt Conversions	$—	$1,559

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Notes to the Consolidated Financial Statements

(1) Basis of Presentation and Description of the Business

Presbia PLC (the “Company” or “Presbia PLC”), an Irish public limited company, was formed on February 6, 2014 through the issuance of 40,000 shares of €1.00 each for 40,000 Euro (approximately $54,000) for the purpose of consummating an initial public offering (“IPO”) of its ordinary shares. Presbia PLC’s ultimate controlling shareholder, Presbia Holdings (the “Parent”), was organized in the Cayman Islands in 2007 as an exempted company with limited liability. On October 21, 2013, the Parent completed a restructuring (the “2013 Restructuring”) which involved the formation on September 13, 2013 of an interim holding company, Presbia Ireland, Limited, and the contribution by the Parent of 100% of its direct and indirect ownership interests in its business, assets and subsidiaries to Presbia Ireland, Limited.

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

On January 14, 2015, the Parent contributed all the share capital in issue in Presbia Ireland, Limited to Presbia PLC (the “2015 Capital Contribution”) in exchange for 9,166,667 ordinary shares of US$0.01 each of Presbia PLC. The aggregate 9,166,667 ordinary shares of Presbia PLC have been reflected as issued and outstanding as of the earliest date of the periods presented for purposes of computation of basic and diluted net loss per share.

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

The Company, which began to be formed on June 29, 2007, has developed and is marketing a surgical solution to the age-related vision condition known as presbyopia. The Company’s primary objectives have been twofold: (1) achieve commercial success in those parts of the world where the Company’s surgical procedure has been approved by regulatory agencies and (2) successfully apply to the United States Food and Drug Administration (the “FDA”) for the authorization to market and manufacture the surgical procedure in the United States. Other than the FDA clinical trials that begun in 2014 and will continue to at least 2018, this procedure is currently not authorized by the FDA and may not be manufactured, sold, distributed or surgically performed on any individual in the United States. The Company’s principal revenue generating activity is the sale of the Company’s microlens to approved ophthalmologist physicians who, in turn, perform the surgical procedure on their patient base. Presbia is authorized to sell, market and perform this procedure in 40 countries through its wholly-owned Dutch subsidiary, Presbia Cooperatief U.A. Activities to-date have consisted primarily of research and development and expansion of its commercial activities in selected markets outside the United States.

Stock-based compensation expenses recognized by the Parent that were incurred to benefit the Company have been allocated to the Company (see Note 10). The financial information in these statements may not include all of the expenses that would have been incurred had the Company been a separate, stand-alone publicly traded entity.

Liquidity

The Company has incurred significant operating losses since inception and has relied on funding from its Parent to fund its operations prior to its initial public offering concluded on February 3, 2015. At December 31, 2016, the Company has an accumulated deficit of $71.3 million. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of its product and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2016, coupled with net proceeds from our “rights offering” of $10.5 million and with anticipated revenues outside of the United States will be sufficient to satisfy our anticipated cash requirements, including capital expenditures, working capital requirements, long term debt and other liquidity requirements through at least the next twelve months.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires that management makes estimates and assumptions that are included in the consolidated financial statements and accompanying notes. The actual results may differ from those estimates.

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

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange gain was $1,000 for the year ended December 31, 2016, and aggregate foreign exchange loss was $6,000 for the year ended December 31, 2015.

Reclassifications

Certain prior year balances within the consolidated financial statements have been reclassified to conform to current year presentation.

Concentrations of Credit Risk

Cash is generally deposited in demand deposit accounts that, from time to time, may exceed insurable limits. The Company has not experienced any losses from its deposits of cash.

Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, such as prepaid expenses, accounts payable and accrued expenses, approximate fair value due to their short maturities. The Company’s debt obligation approximates fair value as a result of imputed interest which approximates prevailing market rates. Amounts payable to related parties, including the payable due to the Parent, which has no fixed maturity or expiration date, do not have readily determinable fair values.

Cash

The Company considers highly liquid investments with original maturities less than 90 days to be cash equivalents. As of December 31, 2016 and 2015, the Company had no such short-term investment instruments and maintained its cash in bank demand deposit accounts.

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

Intangible Assets

On August 2, 2016, Presbia Ireland, Limited, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the “Agreement”) with Neoptics AG (“Neoptics”) pursuant to which the Company acquired certain assets from Neoptics for an aggregate purchase price of 1.5 million Swiss Francs (approximately $1.5 million based on the exchange rate between the Swiss Franc and the US Dollar on August 2, 2016) payable in three equal installments on each of August 2, 2016, December 31, 2017 and December 31, 2018. The assets acquired include patents, pending patents, and other immaterial assets. Effective August 2, 2016, the Company became responsible for all expenses associated with such assets. Pursuant to the terms of the Agreement, the acquisition closed on August 2, 2016.

Substantially all of the fair value of the gross assets acquired is concentrated in the acquired intellectual property rights or patents and not in the trademarks, documents or electronic data obtained from the Seller. The Company determined the intellectual property right or patents were akin to inputs within the scope of ASC 805 “Business Combinations” and that no substantive processes were acquired in the assets acquisition. Therefore, the Company applied the asset acquisition accounting guidance in ASC 805-50-30 “Initial Measurement of Acquisition of Assets Rather than a Business.”

We paid $0.6 million in cash in exchange for these patents and patent applications in the year ended December 31, 2016. The useful life of the patents was determined to be 12 years and 4 months and will be amortized through November 25, 2028. The Company recorded amortization expense of approximately $52,000 with net carrying amount of approximately $1,477,000 as of December 31, 2016. The annual future amortization is approximately $124,000 through 2028. As part of this transaction, we established a note payable of $859,000 (Note 6).

Costs incurred to develop software for the Company’s website are capitalized and amortized over the estimated useful life of the software and are included in intangible assets. Costs related to design or maintenance of website development is expensed as incurred. For the years ended December 31, 2016 and 2015, the Company capitalized $0  associated with website development. Amortization expense of $15,000, and $14,000 was recorded in 2016 and 2015, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the years ended December 31, 2016 and 2015.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists with the customer, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenue is recognized upon shipment and payments are either received in advance, or net 30 days. In the years ended December 31, 2016 and 2015 there were three and  six customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2016, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers.

Laser Center Revenues

The Company recognized revenues of $14,000 and $109,000 from laser centers during the years ended December 31, 2016 and 2015, respectively. The Company recognizes revenue from these laser centers based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured.

Distributor Revenues

During the years ended December 31, 2016 and 2015, approximately $0, and $44,000 of revenue were recognized from distributor arrangements. The distributor arrangements include certain perfunctory acceptance provisions and a one-year warranty, from the date of shipment, that products are free from defects in material workmanship. Under such provisions customers may reject shipments via written notifications ranging from 14-45 days or exchange defective product under warranty for the same non-defective product. The Company has not had any significant rejected shipments or warranty claims.

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

Stock-Based Compensation

The compensation cost of stock-based awards granted to employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Additionally, the fair value of restricted stock units is determined using a Monte Carlo Simulation, or “MCS”, methodology, which considers the separate probabilities that of the price thresholds or market conditions will be achieved under the Restricted Stock Units Plan guidelines. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Stock-based compensation costs are expensed on a straight-line basis (net of estimated forfeitures) over the service period. The fair value of awards granted to non-employees is remeasured each period until the related service is complete or there exists a significant disincentive not to perform the required services. Stock-based compensation costs are reflected in the accompanying statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company.

Deferred Offering Costs

Generally, costs incurred such as legal, accounting and other professional fees including printing costs in the course of preparing for a capital raise are deferred on the balance sheet as deferred offering costs, which are eventually reclassified when the capital raise is concluded as a reduction of the proceeds of the capital raise as part of additional paid in capital. The Company capitalized approximately $0.2 million of rights offering costs in the fourth quarter of 2016 as part of other current assets on the balance sheet as of December 31, 2016.

Income Taxes

For the years ended December 31, 2016 and 2015, the Company was generally not subject to income taxes, as income or loss was either passed-through and included in the income tax returns of the Company’s shareholders or otherwise not subject to tax under local statute or rulings. As described in Note 1, the Parent completed a restructuring on October 21, 2013. As a result, some of the entities are no longer pass-through entities or were restructured as taxable entities. Provisions for federal, foreign, state, and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred income tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized.

Advertising Costs

The Company incurs direct response advertising expense outside the United States in order to create awareness of the Company’s Microlens solution to presbyopia. The Company’s policy with respect to direct response advertising is to defer costs related to media and setup costs and amortize those costs to the consolidated statements of operations and comprehensive loss in the period in which the related revenue is recognized. Due to the early stages of market development and the uncertainty around the impact of advertising campaigns to-date, the Company expensed approximately $198,000, and $79,000 as part of sales and marketing expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015, respectively.

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

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 781): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.  The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The Company adopted ASU 2014-12 effective as of January 1, 2016, and the adoption of this standard had no impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The new standard requires management to assess, at each annual and interim reporting period, an entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. ASU 2014-15 is effective for the Company beginning in the annual period ending after December 15, 2016. The Company adopted ASU 2014-15 in the fourth quarter of 2016 statements, and the adoption of this standard had no impact to the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in financial statements, by requiring them to be presented in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs is reported as interest expense. There is no change to the current guidance on the recognition and measurement of debt issuance costs. ASU 2015-03 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest.  ASU 2015-15 amends subtopic 835-30 of the ASC (which was previously amended by ASU 2015-03) to allow for the capitalization of debt issuance costs related to line of credit agreements.  Capitalized costs would be presented as an asset and subsequently amortized ratably over the term of the line of credit.  ASU 2015-15 became effective January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

Future Accounting Pronouncements

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This amendment simplifies the presentation of deferred income taxes.  ASU 2015-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet adopted ASU 2015-17, however its effects are not expected to have a material impact on the consolidated financial statements.

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

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies multiple provisions intended to simplify various aspects of accounting for share-based payments including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 will be effective for the Company beginning in the first quarter of 2017.  The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interest in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance in principle.  ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.

(3) Inventory

The Company maintains a serial number tracking system that measures shelf life such that no lens that has aged beyond four years shall be delivered to a customer. During the years ended December 31, 2016 and 2015, inventory write-downs reflecting excess quantities on hand were recognized in the amount of $278,000 and $169,000, respectively, based on the age of the lens inventory, inserters, accessories and the refractive mix of the inventory. Finished goods inventory consists of the following (in thousands):

	December 31,
	2016	2015
Lenses	$175	$294
Accessories	127	136
Inventory	$302	$430

(4) Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2016	2015
Office equipment and computers	$78	$74
Leasehold improvements	168	142
Production equipment and facilities	788	752
Software	62	58
Construction In Process	—	1
Furniture and vehicles	227	167
	1,323	1,194
Less: accumulated depreciation	(596)	(419)
Property and equipment, net	$727	$775

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2016 and 2015 was $186,000 and $159,000, respectively.

(5) Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Deposits and other assets	$126	$63
	$126	$63

(6) Note Payable

Note payable is summarized as follows (in thousands):

	December 31,
	2016	2015
Noninterest bearing note payable to Neoptics A.G.	$981	$—
Less present value discount	(122)	—
Note payable, net	859	—
Less current portion	490	—
Note payable, long term	$369	$—

Presbia Ireland, Limited, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Neoptics AG pursuant to which the Company acquired certain assets from Neoptics for an aggregate purchase price of 1.5 million Swiss Francs (approximately $1.5 million based on the exchange rate between the Swiss Franc and US Dollar on August 2, 2016), bearing no interest and payable in three equal installments on each of August 2, 2016, December 31, 2017 and December 31, 2018. The Company recorded the intangible asset and a loan discount using a rate of 9%. The remaining liability is recorded in the Company’s balance sheet, net of unamortized discount of $159,000 at December 31, 2016. The discount on the note payable is being amortized to imputed interest expense over the life of the note.

(7) Other Current Liabilities

Other current liabilities consist of the following as of the dates set forth below (in thousands):

	December 31,
	2016	2015
Accrued payroll related and bonuses	$392	$307
Accrued professional fees	71	33
Accrued utilities and outside services	—	90
Accrued other expense	67	61
Income tax payable	52	44
Deferred tax liability	—	34
	$582	$569

(8)  Loss per Share

Basic net loss per ordinary share is calculated by dividing net loss allocated to ordinary shareholders by the weighted average number of ordinary shares outstanding during the reporting period, less unvested restricted stock awards. Diluted net loss allocated to ordinary shareholders per share is calculated based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of the shares issuable upon the exercise of options and upon the vesting of restricted shares under the treasury stock method. In net loss periods, basic and diluted net loss per share are identical since the effect of potential ordinary shares is anti-dilutive and therefore excluded.

Basic and diluted net loss per share were calculated as follows (in thousands, except share and per share data):

	December 31,
	2016	2015
Net Loss	$(15,757)	$(18,161)
Net income allocated to participating securities	—	—
Net loss allocated to common shareholders	$(15,757)	$(18,161)
Weighted average shares outstanding - basic and diluted	13,337,560	12,945,968
Basic and diluted net loss per share	$(1.18)	$(1.40)

Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of 1,082,916 and 1,044,743 weighted average shares for the fiscal years ended December 31, 2016 and 2015, respectively.

(9) Shareholders’ Equity

Ordinary Shares

As of December 31, 2016, our authorized share capital includes $400,000 and €40,000 divided into 350,000,000 ordinary shares of $0.001 each, which we refer to as the ordinary shares.

The rights and preferences of the ordinary shares are as follows: (i) subject to the right of the Company to set record dates for the purposes of determining the identity of shareholders entitled to notice of and/or to vote at a general meeting, the right to attend and speak at any general meeting of the Company and to exercise one vote per ordinary share held at any general meeting of the Company; (ii) the right to participate pro rata in all dividends declared by the Company; and (iii) the right, in the event of the Company’s winding up, to participate pro rata in the total assets of the Company. The rights attaching to the ordinary shares may be subject to the terms of issue of any series or class of preferred shares allotted by the Company’s board of directors from time to time in accordance with our articles of association.

Deferred Ordinary Shares

Capital related to Presbia PLC at December 31, 2014 consisted of ordinary shares of €1.00 each (“Euro Ordinary Shares”) of $54,000, €1.00 par value, 40,000 authorized and issued with effective date of formation of February 6, 2014 (paid-in on January 10, 2014 with $1.35: €1.00), being $54,000 in aggregate. On January 14, 2015 the Company amended its memorandum and articles of association, resulting in the re-designation of the 40,000 Euro Ordinary Shares as deferred ordinary shares (“Deferred Ordinary Shares”). In

August 2015, the Company cancelled 6 Deferred Ordinary Shares pursuant to the distribution of assets held by Presbia Holdings to its ordinary shareholders and 39,994 Deferred Ordinary Shares held by Presbia Holdings were transferred to Richard Ressler.

Our articles of association provide that the holders of Deferred Ordinary Shares shall not be entitled to receive notice of, nor attend, speak or vote at, any general meeting of the Company and the holders of Deferred Ordinary Shares shall not be entitled to receive any dividend or distribution declared, made or paid or any return of capital or to any further or other right of participation in the assets of the Company. On a winding up of, or other return of capital (other than on a redemption of any class of shares in the capital of the Company) by the Company, the holders of Deferred Ordinary Shares are entitled to participate in such return of capital or winding up, such entitlement to be limited to the repayment of the amount paid up or credited as paid up on such Deferred Ordinary Shares, which shall be paid only after the holders of ordinary shares have received payment in respect of such amount as is paid up or credited as paid up on those ordinary shares held by them at that time, plus the payment in cash of $5,000,000 on each such ordinary share. The rights attaching to the Deferred Ordinary Shares may be subject to the terms of issue of any series or class of preferred shares allotted by the Company’s board of directors from time to time in accordance with our articles of association.

Preferred Shares

Our authorized share capital also includes 50,000,000 preferred shares of $0.001 each, which we refer to as preferred shares. As of December 31, 2016, no preferred shares have been issued.

Our articles of association authorize our Board, without shareholder approval, to determine the terms of the preferred shares that may be issued by us. Our Board is authorized, without obtaining any shareholder vote or consent, unless expressly provided by the terms of that class or series of class of shares, to provide from time to time for the issuance of ordinary shares or other classes or series of shares and to establish the characteristics of each such other class or series, including the number of shares, designations, relative voting rights, dividend rights, liquidation and other rights, redemption, repurchase or exchange rights and any other preferences and relative, participating, optional or other rights and limitations not inconsistent with applicable law.

(10) Stock Options

Share Based Awards

Equity Issued by Parent

Liquidation of Presbia Holdings

In May 2015, pursuant to a plan to liquidate the Parent and distribute all of its assets to its ordinary shareholder by August 2015, the shareholders of the Parent approved a plan in which all options and unvested restricted shares outstanding as of May 13, 2015 were to become fully vested immediately, and, in the case of the options, the expiration date of the options were accelerated to June 15, 2015. By November 2015, the Company’s Parent was dissolved, and, as such, no share-based compensation expense was recognized in the year ended December 31, 2016.

Options

Prior to 2014, the Parent granted options to purchase its ordinary shares to both employees and non-employees of the Company and share-based compensation related to such awards was recognized as expense in the Company’s Consolidated Statements of Operation and Comprehensive Loss for all reported periods including the year ended December 31, 2015. As of December 31, 2015, there were no options outstanding to purchase the Parent’s ordinary shares, as the expiration of the options were accelerated to June 15, 2015. As a result of the acceleration of the vesting dates of these options, incremental stock-based compensation expense was recognized in the amount of approximately $21,000.

Restricted Shares

No restricted shares were granted by the Parent during the year ended December 31, 2015, and, similarly, as of June 15, 2015, the Parent accelerated vesting of all unvested restricted shares. As of December 31, 2015, there were no unvested restricted shares of the Parent and approximately $104,000 was recognized as incremental stock-based compensation expense due to the acceleration of the vesting dates in the year ended December 31, 2015.

Unrecognized Share-based Compensation

As of December 31, 2015 and 2016, there was no unrecognized stock-based compensation expense related to the awards issued by the Parent.

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted stock units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,200,000 ordinary shares were authorized for issuance under the Presbia Incentive Plan of which approximately 343,407 were available on December 31, 2016 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the Presbia Incentive Plan awards, and generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Research and development	$259	$223
General and administrative	1,549	1,762
Sales and marketing	363	165
	$2,171	$2,150

Options

The following table sets forth the Company’s option activity for the year ended December 31, 2016:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2016	1,084,583	$—	—
Exercised	—	$—	—
Forfeited/cancelled/expired	(34,583)	$8.46	—
Balance, December 31, 2016	1,050,000	$9.77	—
Vested, December 31, 2016	339,732	$9.81	—
Unvested, December 31, 2016	710,268	$9.74	—
Exercisable, December 31, 2016	339,732	$9.81	—

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of granted stock options with the following assumptions in addition to the closing price of the Company’s ordinary shares on the date of the grant: (i) the Company estimates the expected term of the option utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of a "plain-vanilla" option as defined by the Securities Exchange Commission (ii) due to its limited stock price volatility history, the Company uses a peer group average as permitted under ASC 718 consistent with the expected term of the stock option at the time of the grant and (iii) applies a risk-free interest rate based on the U.S. Treasury securities yield consistent with the expected term of the option at the time of the grant. The simplified method calculates the expected term as the average of the weighted average vesting period and contractual terms of the award. The following table presents the grant date assumptions used in the Black-Scholes model for determining the fair value of 0 and 1,032,500 employee options issued during the years ended December 31, 2016 and 2015, respectively:

Year Ended December 31,
	2016	2015
Stock price per share	$—	$4.39 - $10.00
Term	—	5.5 - 6.5 Yrs.
Volatility	—	69.8% - 84.6%
Dividends	—	—
Risk-free rate	—	1.3% - 2.0%

The weighted-average grant date fair values of employee options granted during the years ended December 31, 2016 and 2015 was $0 and $6.74 respectively, per share. For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. The forfeiture rate, which reduces the amount of expense that is recorded reflecting the anticipated number of options that ultimately will vest in future periods, is subject to review and may be adjusted based upon experience. During 2015 and for the three months ended March 31, 2016, a 5% annualized forfeiture rate was applied. Based upon review of pre-vesting forfeitures, commencing with the second quarter of 2016, the forfeiture rate was reduced to 3%.

Non-Employee Options

During the years ended December 31, 2016 and 2015, 0 and 78,000 options, respectively, were granted to non-employee consultants and medical advisors. The following assumptions were used in the Black-Scholes valuation model to determine the option fair values:

	Year Ended December 31,
	2016	2015
Stock price per share	$2.50 -$3.49	$5.26
Expected term	8.2 - 9.3 Yrs.	9.2 - 9.9 Yrs.
Volatility	66.1% - 92.6%	75.8% - 78.8%
Dividends	—	—
Risk-free rate	1.4% - 2.5%	2.3%

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

Restricted Shares

Consistent with the Company’s director compensation policy, the Company’s board of directors approved the grant of 65,450 restricted ordinary shares of the Company during the year ended December 31, 2016, with a grant date weighted average fair value of $3.50, a five-year vesting period consisting of 20% on each annual anniversary date commencing one-year following the date of grant.

The following table sets forth the Company’s restricted share activity for the year ended December 31, 2016:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2015	20,289	$—
Granted	65,450	$3.50
Vested	(4,057)	$3.50
Forfeited/cancelled	—	$—
Unvested, December 31, 2016	81,682	$—

Restricted Stock Units

During the year ended December 31, 2016, the Board of Directors approved the award of 787,500  restricted stock units (“RSU” or “RSU’s” or “RSU Plan”), respectively, to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that the recipient must be employed as a condition of vesting. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

Fair value of the RSU’s awarded were determined using a MCS methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the RSU award. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model. A 3% forfeiture rate was applied to account for future cancellations and forfeitures.  During the year ended December 31, 2016, approximately $467,000 was recorded as stock-based compensation related to the RSU Plan. No such expense was recognized in the same periods in 2015.

During the year ended December 31, 2016, 787,500 restricted stock unit were granted to new employees.

The following table sets forth the Company’s RSU activity for the year ended December 31, 2016:

	Unvested Number of	Weighted Average Fair
	Shares	Value per Share
Balance, December 31, 2015	—	$—
Granted	787,500	$3.07
Vested	—	$—
Forfeited/cancelled	(68,500)	$2.84
Unvested, December 31, 2016	719,000	$3.10

As of December 31, 2016, 719,000 RSU’s were outstanding with none vested.

Unrecognized Share-based Compensation

As of December 31, 2016 and 2015, there were $3.4 million and $4.6 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 2.0 and 3.7 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $0.3 million and $0.1 million, respectively, and is expected to be recognized over the weighted average vesting periods of 2.6 and 4.4 years, respectively. As of December 31, 2016, there was approximately $1.5 million of unrecognized compensation expense with respect to the RSU’s over a weighted average remaining derived service period of 2.2 years.

(11) Related Party Transactions

The following table sets forth the amounts due to related parties reflected in the accompanying consolidated balance sheets (in thousands):

	Year Ended December 31,
	2016	2015
Payable to related parties-current:
Management services provided by related parties	$18	$55
Total	$18	$55

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

Since 2011, Orchard Capital Corporation (“Orchard”), which is wholly-owned by Mr. Ressler, has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to the Company pursuant to a Services Agreement. During the years ended December 31, 2016, and 2015, the Company recognized general and administrative expense of $14,000 and $139,000, respectively, for services invoiced by Orchard. As of December 31, 2016 and 2015, amounts due to Orchard for management and accounting services amounted to $4,000 and $2,000, respectively.

Commencing during the second quarter of 2013, the Company has received human resources management services, payroll services, IT support and risk management services from CIM Group, an entity in which Mr. Ressler has a controlling interest. The Company has incurred charges of $73,000 and $185,000 payable to CIM Group for such services for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $14,000 and $53,000, respectively.

(12) Operating Segments and Geographic Information

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

The following table sets forth the Company’s revenues generated from external customers located in foreign countries and long-lived assets by area (in thousands):

	Year Ended December 31,
Revenues	2016	2015
Australia	$—	$2
Brazil	—	—
Canada	1	9
Ireland	14	67
Italy	—	—
Japan	—	—
South Korea	—	44
The Netherlands	(1)	29
UK	—	2
Total	$14	$153

	Year Ended December 31,
Long-lived Assets	2016	2015
U.S.	$697	$736
Foreign	30	39
Total	$727	$775

In the years ended December 31, 2016 and 2015 there were three and six customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2016, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers.

With respect to suppliers for the microlens, the Company has a five-year supplier agreement that expired in January 2017 with a lens manufacturer in Israel from which the Company receives 100% of its lens supply for use in commercial activities outside the United States. The Company also has its own manufacturing facility in Irvine, California that we believe can be scaled to meet excessive lens demand or a disruption of supply sourced from outside the United States.

(13) Commitments and Contingencies

Facility Leases

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that expires in May 2017, a 26-month sublease of office space in the same California location that commenced in June 2014 and expired in July 2016, a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013, and a 30-month lease in Amsterdam, the Netherlands that commenced on January 1, 2016 and a four-year lease for office space in Irvine, California, that commenced on August 1, 2016 and will expire in September 2020. Aggregate rent expense for the years ended December 31, 2016 and 2015 was $388,000 and $209,000, respectively. The following table shows the annual base rental cost over the term of the leases (in thousands).

Years Ended December 31,	Obligations Under Facility Leases
2017	$481
2018	542
2019	552
2020	494
2021	283
Thereafter	119
Total	$2,471

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial statements.

(14) Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015
Current provision:
Federal	$—	$—
State	4	3
Foreign	72	16
Total current	$76	$19
Deferred provision
Federal	(255)	(306)
State	—	—
Foreign	(1,228)	(1,574)
Total deferred	(1,483)	(1,880)
Valuation allowance	1,483	1,880
Total deferred	—	—
Total income tax provision	$76	$19

A reconciliation of the federal statutory rate to the effective rate is as follows:

	Year Ended December 31,
	2016	2015
Expected income tax benefit at federal statutory rate	35%	35%
State tax provision, net of federal benefit	0%	0%
Foreign rate differential	(25%)	(25%)
Pass-through entities	0%	0%
Change in valuation allowance	(10%)	(10%)
Nondeductible expenses	0%	0%
Other	0%	0%
Income tax provision	(0.0%)	(0.0%)

The components of the Company’s deferred tax assets are summarized as follows (in thousands):

	Year Ended
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$4,444	$3,072
Accrued expenses	195	27
Stock based compensation	(11)	241
Deferred tax assets	4,628	3,340
Valuation allowance	(4,559)	(3,247)
Net deferred tax assets	69	93
Deferred tax liabilities:
Depreciation	(69)	(93)
Total deferred tax liabilities	(69)	(93)
Net deferred tax asset	$—	$—

The valuation allowance has been established to offset the Company’s net deferred tax assets, as realization of such assets is not considered to be more likely than not due to the Company’s history of losses and uncertainties regarding the Company’s ability to generate future taxable income sufficient to realize the benefit of these deferred tax assets.

The Company has U.S. Federal net operating loss (“NOL”) carryforwards of approximately $2.0 million and $1.6 million for December 31, 2016 and 2015, respectively, subject to potential limitations pursuant to Internal Revenue Code section 382 as discussed below. The federal NOL carryforwards will begin to expire in 2033, unless previously utilized. The Company has NOL carryforwards in Ireland of $30.0 million and $20.2 million for December 31, 2016 and 2015, respectively, which can be carried forward indefinitely.

Pursuant to Sections 382 of the Internal Revenue Code (the “Code”), annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of 50% of certain shareholders occurs within a three year period. An ownership change may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders.

Presbia Cooperatief U.A. is a Dutch Company that received an advance ruling with the Tax and Customs Administration that was in effect from January 1, 2012 to December 31, 2015.

As of December 31, 2016 and December 31, 2015, the Company does not have any unrecognized tax benefits. The Company does not anticipate a significant increase in the unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of the income tax provision. As of December 31, 2016 and December 31, 2015, the Company did not have any tax related accrued interest and penalties on its balance sheet or on its statement of operations.

Due to net operating loss carryovers, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for years 2008 through 2016. The foreign income tax returns are open to examination for the years 2012 through 2016.

(15) Subsequent Events

On December 5, 2016, the Company filed with the SEC Form S-1 Registration Statement under the Securities Act of 1933 for the purpose of distributing to holders of the Company’s ordinary shares non-transferable and non-tradeable subscription rights to purchase ordinary shares (“rights offering”). Each shareholder received one subscription right for each ordinary share owned at 5:00 PM Eastern on February 6, 2017, the record date for the rights offering. Each subscription right entitled its holder to purchase 0.335297256 ordinary shares at a subscription price of $3.00 per whole share (“basic subscription right”). Shareholders that exercised their basic subscription rights in full were entitled to an over-subscription privilege to purchase a portion of the unsubscribed ordinary ordinary shares at the subscription price, subject to proration (“over-subscription privilege”). Shareholders acquired 3,611,764 additional shares from the rights offering. The net proceeds consisted of aggregate gross proceeds of approximately $10.8 million less offering costs of approximately $0.3 million resulting in net proceeds of approximately $10.5 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 4, 2015, upon the recommendation of the Audit Committee, the Company decided to engage Squar Milner LLP (“Squar”) as the Company’s independent registered public accounting firm with respect to the Company’s U.S. financial statements for the fiscal year ending December 31, 2015, which engagement became effective on June 8, 2015.

On June 4, 2015, Deloitte & Touche LLP (“Deloitte”) was dismissed as the Company’s independent registered public accounting firm, effective immediately.

The audit report of Squar on the Company’s financial statements for the fiscal year ended December 31, 2015 (“Fiscal 2015”) did not contain any adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During Fiscal 2016, and during the period from June 4, 2015 through December 31, 2015, the Company had: (i) no disagreements with Squar of the type contemplated by Item 304(a)(1)(iv) of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Squar’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim periods; and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management, including the Company’s principal executive officer and principal financial officer, has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of March 1, 2017.

NAME	AGE	POSITION(S)
Ralph “Randy” Thurman(1)(3)(4)	67	Executive Chairman of the Board
Todd Cooper(1)	52	Chief Executive Officer, President and Director
Zohar Loshitzer	59	Director
Vladimir Feingold	67	Director
Jarett Fenton	40	Chief Financial Officer, Vice President, Finance and Secretary
Gerald Farrell(2)	57	Director
Gerd U. Auffarth(2)(3)(4)	52	Director
Richard Ressler(3)(4)	58	Director
Robert J. Cresci(2)(3)(4)	73	Director

(1)	Member of our executive committee.
(2)	Member of our audit committee.
(3)	Member of our nominating and corporate governance committee.
(4)	Member of our compensation committee.

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

Vladimir Feingold has served as a director of Presbia PLC since January 2015.  Mr. Feingold served as the Chief Technology Officer of Presbia PLC from February 2014 until January 2017 and an Executive Vice President of Presbia PLC from June 2014 to January 2017, and he commenced serving as a consultant to Presbia PLC in January 2017. He served as a Chief Technology Officer and director of Presbia Holdings from September 2009 until its liquidation in 2015. He has more than 35 years’ experience as an executive in the medical technology field and in research and development. Beginning in September 2001, he was the Chief Executive Officer of Visitome, Inc. and Biovision AG until Biovision AG was liquidated in bankruptcy in Switzerland in 2008 and the operations of Visitome were merged into Presbia in 2009. Previously, Mr. Feingold served as President and Chairman of Staar Surgical AG, Switzerland (1994-1999) and held positions of increasing responsibility with its parent, Staar Surgical Co., a U.S. public company (1991-1999). From 1995 to 2000, Mr. Feingold was also a director of Canon-Staar, Japan, and from 1984 to 2001, Mr. Feingold was managing director and chairman of the board of Bionica Pty Ltd., Australia, a company which produced and distributed an ambulatory medication delivery system, and marketed ophthalmic products. From 1975 to 1984, Mr. Feingold held various research, engineering and manufacturing executive positions at Telectronics Pty. Ltd., Australia. At that time, Telectronics manufactured miniature advance cardiac pacemakers. Mr. Feingold received his B.E. (Mechanical) and B.Sc. (Computer Science and Mathematics) from the University of Sydney, Australia.

Mr. Feingold has been chosen to serve on our Board as a result of his scientific background, his familiarity with presbyopia and his understanding of our industry.

Jarett Fenton has served as our Chief Financial Officer, Secretary and Treasurer since June 2016.  Prior to joining us, Mr. Fenton served as Vice President of Finance and Senior Controller of Alphaeon, Inc., a privately held healthcare technology company, from December 2013 to June 2016. From January 2011 to December 2013, Mr. Fenton served as a partner at Orchid Capital Partners, providing SEC and capital markets consulting services to several client companies. During that time, from April 2012 to December 2012, Mr. Fenton also served as Chief Financial Officer of Ciralight Global, Inc., a publicly held company manufacturing daylighting systems for OEM partners including Firestone and Eaton. From February 2007 until December 2010, Mr. Fenton served as Chief Financial Officer of Enova Systems, Inc., a publicly-held company that manufactured proprietary vehicle drive systems for clean vehicle applications. He previously served from March 2003 through February 2007 as the Chief Executive of the Clarity Group, a company he founded to provide SEC reporting and corporate compliance consulting services. Through Clarity Group, Mr. Fenton provided consulting services to Enova Systems, from 2006 until he was appointed as Chief Financial Officer of Enova in February 2007. From September 1998 to March of 2003, Mr. Fenton worked as a Senior Associate in the Middle Market practice of PricewaterhouseCoopers in the Orange County, CA office where he facilitated audit engagements, worked on SEC reporting issues, controls assessments, client reporting, financial guidance interpretation and staff development. Mr. Fenton has a B.A. in Business Economics with an emphasis in Accounting from the University of California at Santa Barbara and is a Certified Public Accountant in the State of California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires persons who own more than ten percent of a registered class of our equity securities and our directors and executive officers to file with the SEC initial reports of ownership and reports in changes in ownership of any Presbia PLC equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2016, all reports required to be filed under Section 16(a) were filed on a timely basis.

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

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer, and all individuals who served as principal executive officer at any time during the fiscal year ended December 31, 2016, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2016 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2016. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPLE POSITION	YEAR		SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTION AWARDS ($)		NON-EQUITY INCENTIVE PLAN COMPENSA- TION ($)	NON-EQUITY INCENTIVE PLAN COMPENSA- TION ($)	NON-QUALI- FIED DEFERRED COMPENSA- TION EARNINGS ($)	TOTAL ($)
Todd Cooper	2016		412,917	40,000	—	—		—	—	—	452,917
Chief Executive Officer and President	2015	(1)	390,342	—	—	3,294,000	(2)	—	—	—	3,684,342

Ralph Thurman	2016		130,000	—	39,998	—		—	—	—	169,998
Chief Executive Officer (October 2014 - Jan 2015)	2015		124,617	—	—	1,612,750	(3)	—	—	—	1,737,367

Vladimir Feingold	2016		323,678	15,450	—	—		—	—	—	339,128
Chief Technology Officer	2015		306,000	29,975	—	732,000	(4)	—	—	—	1,067,975

Jarett Fenton	2016	(5)	122,741	—	—	—		—	—	—	122,741
Chief Financial Officer

Richard Fogarty	2016		110,582	10,370	—	—		—	—	—	120,952
Chief Accounting Officer (2013 - June 2016)	2015		204,933	4,926	—	63,450	(6)	—	—	—	273,309

(1)	In January 2015, Mr. Cooper joined Presbia PLC as its Chief Executive Officer and President.
(2)

Mr. Cooper was awarded options to purchase 450,000 ordinary shares of Presbia PLC in January 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. In April 28, 2016, Mr. Cooper was awarded 75,000 restricted stock units. Information concerning the assumptions used to calculate these amounts is set forth in note 10 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(3)

Mr. Thurman was awarded 8,247 restricted shares of Presbia PLC in August 2016, and options to purchase 250,000 ordinary shares of Presbia PLC in January 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 10 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(4)

Mr. Feingold was awarded options to purchase 100,000 ordinary shares of Presbia PLC in January 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 10 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K. On April 28, 2016, Mr. Feingold was awarded 60,000 restricted stock units.

(5)	Mr.Fenton joined the Company as our Chief Financial Officer effective June 16, 2016. On August 5, 2016, Mr. Fenton was awarded 100,000 restricted stock units.
(6)

Mr. Fogarty was awarded options to purchase 10,000 ordinary shares of Presbia PLC in March 2015. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 10 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K. Mr. Fogarty resigned from the Company effective June 16, 2016.

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

In 2016, we approved granted restricted stock units, or RSUs, to our named executive officers as follows:

•	to Vladimir Feingold, in April 2016, 60,000 RSUs;
•	to Todd Cooper, in April 2016, 75,000 RSUs; and
•	to Jarett Fenton, in August 2016, 100,000 RSUs.

The Company intends to settle the vested RSUs in ordinary shares. The RSUs will vest in increments of 20% if certain specified stock price thresholds are achieved and maintained for twenty consecutive trading days; provided, however, that in no event shall such ordinary shares vest on a date prior to first annual anniversary of the date of grant or after the recipient’s termination of employment or service with the Company. The RSUs have a seven year term and will vest in full upon a change of control, as defined in the RSU agreement. If dividends are distributed to shareholders, a number of dividend equivalent units will be credited to outstanding RSUs equal to the dollar amount of dividends that would have been paid with respect to the RSUs as of the dividend record date had they been ordinary shares, divided by the closing price of an ordinary share on that date. Dividend equivalent units vest at the same times as the RSUs to which they relate vest.

We expect from time to time to make equity grants under the Presbia Incentive Plan to our employees to align the interests of our employees with our company.

Outstanding Equity Awards at Fiscal-End

The following table sets forth information regarding holdings by our named executive officers, as of December 31, 2016, of unexercised stock options granted by Presbia PLC and outstanding restricted stock awards granted by Presbia PLC.

	OPTIONS AWARDS(1)						STOCK AWARDS
NAME	NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCIS- ABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OF UNITS OF STOCK THAT HAVE NOT VESTED ($)		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Todd Cooper	180,000		270,000	(2)	$10.00	1/28/25	75,000	222,000	(5)	75,000	222,000
Ralph Thurman	250,000	(3)	—	(3)	$10.00	1/28/25	—	—		—	—
Vladimir Feingold	40,000		60,000	(2)	$10.00	1/28/25	60,000	177,000	(5)	60,000	177,000
Jarett Fenton	—		—		—	—	100,000	394,000	(5)	100,000	394,000
Rick Fogarty	—		—	(4)	—	—	—	—		—	—

(1)	There were no option exercises by any of our executive officers during the year ended December 31, 2016.
(2)	Such shares will vest in five equal annual installments commencing on January 28, 2016.
(3)	One-third of total awarded options in the aggregate of 250,000 vested on the date of grant and the remaining two-thirds vested in two annual equal installments commencing on January
(4)	Mr. Fogarty's vested options expired on September 15, 2016, 90 days after his resignation.
(5)	Restricted stock units issued in the year December 31, 2016. Fair value of restricted stock units is determined using a Monte Carlo Simulation (see note 10 for additional details).

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

Retirement Benefits

We do not maintain, and during 2016 and 2015 did not maintain, any tax-qualified or non-qualified plans that provide for the payment of retirement benefits or benefits paid primarily following retirement to any of our named executive officers.

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

In connection with Mr. Feingold’s resignation in January 2017, we entered into a Separation and General Release Agreement and a Consulting Agreement with Mr. Feingold. The Separation and General Release Agreement provides for, among other things, (i) the payment of his 2016 annual bonus in the range of $20,472 to $40,944 depending on the Board’s determination of the achievement of certain 2016 personal development and corporate goals, (ii) January 13, 2017 as the last date of employment, (iii) general release by Mr. Feingold and (iv) a consulting agreement.

Pursuant to the terms of Mr. Fenton’s offer letter he is eligible to receive an annual base salary of $225,000, with a target annual bonus of 25% of base salary.

Presbia Incentive Plan

In January 2015, prior to the consummation of our initial public offering, we adopted a stock plan, which we refer to as the Presbia Incentive Plan. Unless sooner terminated by the Board, the Presbia Incentive Plan will expire 10 years after its adoption.  On June 15, 2016, our Board of Directors approved an amendment (the “Plan Amendment”) to the Presbia Incentive Plan (as amended by the Plan Amendment, the “Amended Plan”), subject to shareholder approval at the Annual Meeting, which, among other things, increases the number of shares reserved for issuance under the Amended Plan by 400,000 ordinary shares and sets forth certain limits on the number of shares underlying options and stock appreciation rights, or SARs, granted to an individual in a given fiscal year so that options and SARs granted under the Plan may qualify as exempt performance-based compensation under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Section 162(m)”), which otherwise generally disallows the corporate tax deduction for compensation paid in excess of $1 million annually to each of the chief executive officer and the other named executive officers of publicly-held companies. On August 4, 2016, the shareholders approved the Plan Amendment.

The Presbia Incentive Plan permits us to grant awards of stock options, restricted shares, stock appreciation rights, restricted stock units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards. Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for our company or a subsidiary of our Company.

A total of 2,200,000 of our ordinary shares are authorized for issuance under the Presbia Incentive Plan. For purposes of calculating the number of shares available under the Presbia Incentive Plan, shares covered by forfeited, terminated, or cancelled awards are available for future awards under the Presbia Incentive Plan, as are shares that are surrendered or withheld from any award to satisfy tax withholding obligations or the exercise price of an award or that are tendered by an award recipient to pay the exercise price of any awards. Such shares may be authorized but unissued shares or authorized and issued shares held in our treasury or acquired by our Company for purposes of the Presbia Incentive Plan.

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

Restricted stock units granted pursuant to the Presbia Incentive Plan will be subject to such terms as the compensation committee may determine. At the time of grant, our compensation committee will specify the date or dates on which restricted stock units will vest and the conditions to vesting and will specify the date on which ordinary shares will be transferred to a recipient in respect of vested restricted stock units (which date may be later than the vesting date or dates of such award). Except as otherwise determined by our compensation committee, upon a recipient’s termination of employment, restricted stock units that have not vested shall be forfeited and cancelled (or reacquired by us for nil consideration). Our compensation committee may at any time accelerate the vesting dates of all or any restricted stock units or waive or amend any conditions of such awards.

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

No employee may receive options or SARs with respect to more than 400,000 of our ordinary shares in the aggregate in any fiscal year. With respect to other awards under the Presbia Incentive Plan intended to be exempt from the deduction limitation under Section 162(m) for performance-based compensation (“Section 162(m) Awards”), no employee may be granted in any one fiscal year of the Company (a) restricted shares or restricted share units with respect to more than 400,000 ordinary shares each; and (b) performance shares, performance share units or other share-based awards that are denominated in ordinary shares with respect to more than 400,000 ordinary shares each. The maximum dollar value payable to any employee in any one fiscal year of the Company with respect to performance shares, performance share units or other share- or cash-based awards that may be settled in cash or other property (other than ordinary shares) is $1 million. These ordinary share limitations are subject to customary adjustments for stock splits, stock dividends or similar transactions.

Section 162(m) places a limit of $1 million on the amount our company may deduct in any one year for compensation paid to a “covered employee,” which is defined by Section 162(m) to mean any person who as of the last day of the fiscal year is the chief executive officer or one of our three highest compensated executive officers other than our principal financial officer. There is, however, an exception to this limit on deductibility for compensation that satisfies certain conditions for “qualified performance-based compensation” set forth under Section 162(m). One of the conditions requires shareholder approval every five years of the material terms of the performance goals of the plan under which the compensation will be paid. Under the Amended Plan, the business criteria on which performance goals for awards that are intended to satisfy the conditions for deductibility under Section 162(m) as “performance-based compensation” will be selected from among the following, which may be applied to our company as a whole, or to an individual recipient, or to a department, unit, division or function within the company or an affiliate, and they may apply on a pre- or post-tax basis, either alone or relative to the performance of other businesses or individuals (including industry or general market indices): (i) net earnings or net income (before or after taxes); (ii) earnings growth; (iii) earnings per share (including, but not limited to, growth in diluted earnings per share from continuing operations); (iv) net sales (including, but not limited to, net sales growth); (v) gross profits or net operating profit; (vi) return on assets, return on equity, return on capital or return on sales; (vii) cash flow (including, but not limited to, operating cash flow, free cash flow, cash flow return on capital and statutory cash measures); (viii) revenue growth; (ix) earnings before or after taxes, interest, depreciation, and/or amortization; (x) productivity ratios; (xi) ordinary share price (including, but not limited to, growth measures), (xii) total stockholder return; (xiii) expense targets; (xiv) gross or operating margins, earnings before or after taxes, interest, depreciation, and/or amortization margins; (xv) operating efficiency; (xvi) customer satisfaction or increase in the number of customers; (xvii) division working capital turnover; (xviii) strategic business or operational criteria consisting of one or more objectives based on meeting specified goals relating to (A) acquisitions or divestitures, (B) business expansion, (C) cost targets, (D) diversity and inclusion, (E) efficiency, (F) management of employment practices and employee benefits, (G) market penetration, (H) product quality and quality audit scores, (I) reductions in errors and omissions, (J) reductions in lost business, (K) supervision of litigation and information technology, or (L) sustainability; (xix) market share; (xx) cost reductions; (xxi) working capital targets; (xxii) sales backlog; (xxiii) net debt and (xxiv) economic value added.  Prior to payment or settlement of any Section 162(m) Award, our compensation committee must certify in writing that the performance goals and all other material terms applicable to such award were in fact satisfied. At the time of certification, the compensation committee will also determine the amount of compensation payable as a result of the attainment of such performance goals.

The compensation committee has no discretion to waive all or part of the performance goals applicable to a Section 162(m) Award, except in the event of a change of control, or in the event of the death or disability of an employee. Notwithstanding the foregoing, the compensation committee has the discretion to reduce the amount of any Section 162(m) Award based on such factors as determined by the compensation committee, including, without limitation, a determination that a reduction is appropriate in light of pay practices of competitors, the performance of the Company, a subsidiary, or an employee relative to the performance of competitors, or performance with respect to the Company’s strategic goals.

The Board may amend the Presbia Incentive Plan at any time, but no amendment may materially alter or adversely impair rights and obligations under previously granted awards without consent. Amendments to the Presbia Incentive Plan require shareholder approval to the extent required by applicable laws, regulations or rules.

This description is not complete. For more information, we refer you to the full text of the Presbia Incentive Plan, which we filed as an exhibit to the 2014 Annual Report on Form 10-K, and the Plan Amendment, which we filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Director Compensation

For information regarding the compensation that we paid to our named executive officers who serve on the Board of Presbia PLC, Messrs. Thurman, Cooper, Loshitzer and Feingold, see “Summary Compensation Table.”

At present, non-employee directors of Presbia PLC are compensated as follows: (i) an annual board cash fee of $60,000; (ii) a cash fee of $2,500 for each board or committee meeting attended in person in Ireland; and (iii) reimbursement for out-of-pocket expenses incurred in connection with attending Board and committee meetings. In addition, we intend to grant new directors a one-time restricted share award valued at $80,000 in connection with their appointment to our Board, which shares will vest ratably over a five year vesting period, and we intend to grant our non-employee directors an annual restricted share award valued at $40,000 for their continued service on our Board, which shares vested ratably over a five year vesting period for the years ended December 31, 2016 and 2015. Effective March 13, 2017, restricted share awards will vest over a one year vesting period. Effective October 1, 2015 the Board approved a one-year consulting agreement with Mr. Loshitzer which provides for a monthly payment of $5,000 in exchange for his services as a board member and any other services as requested by the Company. In January 2017, we entered into a consulting agreement with Mr. Feingold, which provides for, among other things, (i) an initial one-year term, which shall automatically renew for successive one-year terms, unless terminated in accordance with the provisions of the Consulting Agreement, (ii) a $35,000 monthly consulting fee for the services specified in the applicable statement of work, including services related to regulatory and IP-related matters, (iii) termination by the Company upon sixty days’ notice and termination by Mr. Feingold upon thirty days’ notice, and (iv) the payment of the balance of the consulting fees for the initial term (as defined in the Consulting Agreement), if the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) during the initial term.

Director Equity Awards

Presbia PLC

On August 5, 2016, we granted 8,247 restricted ordinary shares to each of the following board members: Zohar Loshitzer, Gerald Farrell, Gerd Auffarth, Robert J. Cresci, Ralph Thurman and Richard Ressler. The restricted shares will vest in five equal, annual installments commencing one year after the date of grant.

Director Compensation Table

The following table summarizes the annual compensation for our non- employee directors during the year ended December 31, 2016.

NAME	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gerald Farrell	$70,000	$119,998	—	—	—	—	$189,998
Gerd U. Auffarth	70,000	$39,998	—	—	—	—	109,998
Ralph Thurman	—	39,998	—	—	—	—	39,998
Richard Ressler	—	39,998	—	—	—	—	39,998
Robert J. Cresci	70,000	39,998	—	—	—	—	109,998
Zohar Loshitzer	67,500	39,998	—	—	—	—	107,498

(1)

This column reflects grant date fair value assigned to restricted stock awards (RSA's) on the basis of closing price of Company's ordinary shares on the date of the award. Such restricted shares will vest in five equal installments commencing on the first anniversary of the grant date.

(2)

Amounts in the Option Award column reflect grant date fair value of options granted determined in accordance with ASC 718. Information concerning the assumptions used to calculate this value is set forth in Note 10 to the consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 15, 2017 with respect to the beneficial ownership of our ordinary shares by:

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

Unless otherwise indicated, the address of each person listed below is c/o Presbia PLC, 120/121 Baggot Street Lower, Dublin 2 Ireland.

	ORDINARY SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER		PERCENT
5% Holders
FMR, LLC	2,013,139	(1)	14.6%
245 Summer Street, Boston, MA 02210
Directors and Officers
Todd Cooper	272,514	(2)	1.6%
Zohar Loshitzer	427,960	(3)	2.5%
Vladimir Feingold	1,421,270	(4)	8.3%
Richard Ressler	10,494,048	(5)	61.6%
Gerd Auffarth	38,464	(6)	*
Ralph Thurman	309,664	(7)	1.8%
Robert Cresci	96,128	(8)	*
Gerald Farrell	59,664	(9)	*
Jarett Fenton	-	(10)	*
Executive officers and directors as a group (9 persons)	13,119,712	(11)	74.7%

*	Less than one percent.
(1)

Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2017 by FMR LLC ("FMR") reporting that FMR: (i) beneficially owned 2,013,139 shares; (ii) had the sole power to dispose or direct the disposition of 2,013,139 shares; and (iii) had the sole power to vote or to direct the vote of 537,236 shares. In addition, the Schedule 13G/A shows that the following person s or entities beneficially own certain of the shares reported: Abigail P. Johnson and Fidelity Growth Company Fund.  The Schedule 13G/A also shows that Abigail P. Johns is a Director, the Chairman and Chief Executive Officer and of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the "Fidelity Funds"), advised by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, which power resides with the Fidelity Funds' Board of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Board of Trustees.

(2)	Includes 180,000 ordinary shares covered by options vested on January 28, 2017. Excludes 270,000 options, none of which are exercisable within 60 days of March 29, 2017.
(3)

Includes 40,000 ordinary shares covered by options vested on January 28, 2017. Excludes 60,000 options, none of which are exercisable within 60 days of March 29, 2017. Includes 20,985 restricted shares held by Mr. Loshitzer as of March 29, 2017.

(4)

Includes 40,000 ordinary shares covered by options vested on January 28, 2017. Excludes 60,000 options, none of which are exercisable within 60 days of March 29, 2017. Includes 12,738 restricted shares held by Mr. Feingold as of March 29, 2017.

(5)	Includes 10,000 ordinary shares covered by options vested on January 28, 2017. Includes 20,985 restricted shares held by Mr. Ressler as of March 29, 2017.
(6)	Includes 32,004 restricted shares held by Dr. Auffarth as of March 29, 2017.
(7)	Includes 250,000 ordinary shares covered by options vested on January 28, 2017, and 20,985 restricted shares held by Mr. Thurman as of March 29, 2017.
(8)	Includes 30,255 restricted shares held by Mr. Cresci as of March 29, 2017.
(9)	Includes 36,953 restricted shares held by Dr. Farrell as of March 29, 2017.
(10)	No shares are beneficially owned by Mr. Fenton as of March 29, 2017.
(11)	Includes 520,000 ordinary shares covered by options, and 174,905 restricted shares held as of March 29, 2017. Excludes 390,000 options, none of which are exercisable within 60 days of March 29, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2016 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Participation in Rights Offering

In the first quarter of 2017 we conducted a rights offering, pursuant to which we distributed to holders of our ordinary shares, at no charge, non-transferable and non-tradeable subscription rights to purchase ordinary shares. Each shareholder received one subscription right for each share of our ordinary shares owned at 5:00 PM Eastern on February 6, 2017, the record date for this rights offering. Each subscription right entitled its holder to purchase 0.335297256 ordinary shares at a subscription price of $3.00 per whole share, which we refer to as the “basic subscription right.” The holders also received an oversubscription privilege, pursuant to which a holder was entitled to purchase a portion of the unsubscribed ordinary shares at the subscription price, subject to proration if such holder had exercised its basic subscription rights in full, and other shareholders did not fully exercise their basic subscription rights. Each subscription right consists of a basic subscription right and an over-subscription privilege, which we refer to as the “subscription right.” The following officers and directors of Presbia purchased shares in the rights offering:  (i) Richard Ressler directly and through certain entities controlled by him purchased an aggregate of 2,628,222 shares, (ii) Ralph Thurman purchased 5,543 shares, (iii) Mr. Loshitzer purchased 91,959 shares, (iv) Dr. Auffarth purchased 6,460 shares, (v) Mr. Farrell purchased 17,111 shares and (vi) Mr. Cresci purchased 55,873 shares.

Transactions with Orchard Capital and its Affiliates

Orchard Capital has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to Presbia since January 2011 pursuant to a Services Agreement. Such agreement will remain in effect until terminated by either party thereto upon 30 days’ notice. Orchard Capital invoices us quarterly for such services at cost. During the years ended December 31, 2016 and 2015, we recognized general and administrative expenses of $14,000 and $139,000 for services invoiced by Orchard Capital. As of December 31, 2016 and 2015, $4,000 and $2,000 was due to Orchard Capital for management and accounting services, respectively.

Also, commencing during the second quarter of 2013, we have received human resources management services, payroll services, IT support and risk management services from CIM Group. We have incurred charges of $73,000 and $185,000 payable to CIM Group for such services for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $14,000 and $53,000, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following tables present fees for professional services provided by Deloitte & Touche LLP  and Squar Milner LLP for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
Deloitte & Touche LLP	2016	2015
Audit fees	$76	$48
Audit-related fees	—	—
Tax fees	33	247
Total	$109	$295

	Year Ended December 31,
Squar Milner LLP	2016	2015
Audit fees	$113	$100
Audit-related fees	29	—
Tax fees	—	40
Total	$142	$140

Audit fees. Audit fees consist of the aggregate fees billed for professional services rendered for (i) the audit of our annual financial statements and (ii) accounting consultations.

Audit-Related Fees. Audit related fees consist of fees billed for professional services rendered for the filing of our Registration Statement on Form S-3 related to our shelf registration and Registration Statement on Form S-1 related to our rights offering.

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

For the years ended December 31, 2016 and 2015, the Audit Committee was responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of other fees as described above is compatible with maintaining Squar Milner’s independence and has determined that such services for fiscal years ending in December 31, 2016 and 2015 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited financial statements with management, discussing with the independent registered public accountants the matters required in Auditing Standards No. 16, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board of Directors that the audit financial statements be included in our annual report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements filed as part of this report are listed on the Index to the Consolidated Financial Statements in “Part II, Item 8 Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules. These schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits required by Item 601 of Regulation S-K. The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the signatures page of this Annual Report on Form 10-K.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2017	PRESBIA PLC

	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Cooper and Jarett Fenton, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Todd Cooper Todd Cooper	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2017

/s/ Jarett Fenton Jarett Fenton	Chief Financial Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	March 29, 2017

/s/ Ralph Thurman Ralph Thurman	Director	March 29, 2017

/s/ Vladimir Feingold Vladimir Feingold	Director	March 29, 2017

/s/ Zohar Loshitzer Zohar Loshitzer	Director	March 29, 2017

/s/ Richard Ressler Richard Ressler	Director	March 29, 2017

/s/ Robert Cresci Robert Cresci	Director	March 29, 2017

/s/ Gerd U. Auffarth Gerd U. Auffarth	Director	March 29, 2017

/s/ Gerald Farrell Gerald Farrell	Director	March 29, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Memorandum and Articles of Association of Presbia PLC

10.1(1)	Share Exchange Deed between the Registrant and Presbia Holdings, dated January 14, 2015

10.2(5)	Registration Rights Agreement between the Registrant and Presbia Holdings

10.3#(1)	Presbia Incentive Plan

10.4#(2)	Form of Stock Option Agreement (to be issued under the Presbia Incentive Plan)

10.5#(2)	Form of Restricted Stock Agreement (to be issued under the Presbia Incentive Plan)

10.6#(8)	Form of Restricted Stock Unit Agreement under the Presbia Incentive Plan

10.7#(2)	Presbia Holdings Stock Plan

10.8#(2)	Amendment No. 1 to Presbia Holdings Stock Plan

10.9#(2)	Restricted Stock Grant Notice and Restricted Stock Award Agreement between Presbia Holdings and Zohar Loshitzer

10.10(2)	Lease, dated April 23, 2012, between PresbiBio LLC and Image Holdings, Inc.

10.11(3)	Sublease, dated May 6, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.12(3)	First Amendment to Sublease, dated July 16, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.13(3)	Form of Indemnification Agreement between Presbia USA, Inc. and its officers and directors

10.14(3)	Form of Indemnification Agreement between Presbia PLC and its directors

10.15(3)	Form of Indemnification Agreement between Presbia PLC and its executive officers

10.16(3)	Services Agreement, dated as of January 1, 2011, between PresbiBio, LLC and Orchard Capital Corporation

10.17#(4)	Offer Letter with Todd Cooper

10.18(6)	Consulting Agreement, by and between Presbia PLC and Zohar Loshitzer, dated October 1, 2015

10.19(9)	Asset Purchase Agreement, dated August 2, 2016, by and between Neoptics AG and Presbia Ireland, Limited

10.20#(9)	Amendment No. 1 to Presbia PLC Incentive Plan

10.21#(10)	Separation and General Release Agreement dated January 13, 2017 by and between Presbia PLC and Vladimir Feingold.

10.22(10)	Consulting Agreement dated January 13, 2017, by and between Presbia PLC and Vladimir Feingold.

16.1(7)	Letter of Deloitte, dated June 9, 2015, to SEC

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Squar Milner LLP, Independent Registered Public Accounting Firm.

24.1+	Power of Attorney (included on the signature page)

31.1+	Certification of Chief Executive Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1+

Certifications of Chief Executive Officer and Chief Financial Officer of Presbia PLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

Exhibit No.	Description of Exhibit
101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Label

101.PRE+	XBRL Taxonomy Extension Presentation

#	Indicates management contract or compensatory plan.
+	Indicates filed herewith.
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

(6)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 2, 2015 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2015 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2016 and incorporated herein by reference.
(9)

Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 12, 2016 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017.