Form 10-Q
period 2017-03-31
Presbia PLC
filed 2017-05-12
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s ordinary shares as of May 8, 2017 was 17,121,857 shares, $0.001 par value per share.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the timing, progress and results of our U.S staged pivotal clinical trial and our regulatory submissions;
•	our ability to advance our microlens and successfully complete our U.S. staged pivotal clinical trial;
•	our ability to obtain pre-market approvals;
•	the commercialization of our microlens outside the U.S.;
•	our anticipated cash needs and our needs for additional financing;
•	the implementation of our business model, strategic plans for our business, products and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the timing or likelihood of regulatory filings and approvals;
•	our financial performance; and
•	developments relating to our competitors and our industry.

You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (”SEC”) on March 29, 2017 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amount)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets
Cash	$14,797	$7,333
Accounts receivable	43	3
Inventory, net	293	302
Prepaid expenses and other current assets	257	392
Total current assets	15,390	8,030
Property and equipment, net	689	727
Intangible asset	1,479	1,494
Other assets	125	126
Total assets	$17,683	$10,377
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$845	$399
Due to related parties	22	18
Note payable, current portion	500	490
Other current liabilities	953	582
Total current liabilities	2,320	1,489
Note payable, net of current portion	400	369
Deferred rent	115	80
Total liabilities	2,835	1,938
Commitments and contingencies (note 7)
Shareholders' equity
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 17,121,857 and 13,420,927 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	17	13
Deferred ordinary Shares
€1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	54	54
Preferred Shares
$0.001 par value, 50,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	90,672	79,676
Accumulated deficit	(75,895)	(71,304)
Total shareholders' equity	14,848	8,439
Total liabilities and shareholders’ equity	$17,683	$10,377

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three-Months Ended March 31,
	2017	2016
Revenues	$5	$3
Cost of goods sold	11	21
Gross loss	(6)	(18)
Operating expenses:
Research and development	1,842	1,294
Sales and marketing	961	679
General and administrative	1,754	1,778
Total operating expenses	4,557	3,751
Operating loss	(4,563)	(3,769)
Interest (expense) income	(14)	5
Other income	—	1
Loss before income tax provision	(4,577)	(3,763)
Income tax provision	16	2
Net loss	$(4,593)	$(3,765)
Net loss per ordinary share-basic and diluted	$(0.32)	$(0.28)
Weighted average shares outstanding - basic and diluted	14,265,079	13,335,494

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three-Months Ended March 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(4,593)	$(3,765)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	85	48
Inventory provisions	9	21
Stock-based compensation	523	416
Imputed interest expense	20	—
Changes in operating assets and liabilities:
Accounts receivable	(40)	85
Inventory	(1)	(84)
Prepaid expenses and other current assets	136	23
Other assets	1	2
Accounts payable and other current liabilities	801	114
Income taxes payable	16	(8)
Deferred rent	34	(4)
Due to related parties	4	(29)
Net cash used in operating activities	(3,005)	(3,181)
Cash flow from investing activities:
Purchases of intangible assets	(21)	—
Purchases of property and equipment	(8)	(10)
Net cash used in investing activities	(29)	(10)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares from rights offering, net of costs	10,477	—
Proceeds from sale of equipment	—	1
Net cash provided by financing activities	10,477	1
Net increase (decrease) in cash	7,443	(3,190)
Effect of exchange rate on cash	21	—
Cash balance at beginning of period	7,333	21,749
Cash balance at end of period	$14,797	$18,559

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Basis of Presentation

Principles of Consolidation.  The accompanying consolidated financial statements have been derived from the historical cost basis of the assets and liabilities, financial condition and cash flows of Presbia PLC and Presbia Ireland, Limited, both organized in Ireland, Presbia Investments, a wholly-owned subsidiary of Presbia PLC organized in the Cayman Islands, and Presbia Ireland, Limited’s subsidiaries, Presbia USA, Inc., and OPL, LLC. Presbia USA, Inc. and OPL, LLC are both entities organized in the United States, and include Presbia USA, Inc.’s subsidiaries, Visitome, Inc. and PresbiBio, LLC, both organized in the United States, and OPL, LLC’s direct and indirect subsidiaries, PIP Holdings, C.V and Presbia Cooperatief U.A., both organized in the Netherlands, and PresbiOptical LLC, organized in the United States (collectively, including Presbia PLC, the “Company”).  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s fiscal year ends on December 31. The entities presented in the consolidated financial statements have been under common control during the periods presented. All intercompany accounts have been eliminated in consolidation.

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, respectively, have been prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”) for interim financial reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Liquidity

The Company has incurred significant operating losses since inception and had relied on funding from Presbia Holdings (the “Parent”) to fund operations prior to its IPO on February 3, 2015. Presbia Holdings was dissolved on November 25, 2015 and ceased to be the Parent of Presbia PLC. At March 31, 2017, the Company has an accumulated deficit of $75.9 million.  As the Company continues to incur losses, its transition to profitability will depend primarily on the completion of its U.S. staged pivotal trial, obtaining FDA approval of its microlens and, if approval is received from the FDA, the commercialization of its product within the United States and, to a lesser extent, may also be impacted by the successful commercialization of its product in certain jurisdictions outside the United States in which the Company has market approval, including the European Economic Area. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. Management expects that existing cash as of March 31, 2017 will be sufficient to fund the Company’s operations for at least twelve months from issuance date of these interim financial statements.

(2)  Summary of Significant Accounting Policies

During the three months ended March 31, 2017 there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange loss was $27,000 and $9,000 for the periods ended March 31, 2017 and 2016, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the periods ended March 31, 2017 and 2016.

Deferred Offering Costs

On December 5, 2016, the Company filed with the SEC Form S-1 Registration Statement under the Securities Act of 1933 for the purpose of distributing to holders of the Company’s ordinary shares non-transferable and non-tradeable subscription rights to purchase ordinary shares (“rights offering”). During the three months ended March 31, 2017, the Company incurred approximately $0.2 million related to its rights offering, which was completed on March 8, 2017.  Upon completion of the rights offering, the Company netted approximately $0.4 million in offering costs against the gross proceeds in shareholders’ equity.

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

(3)  Loss per Share

Basic net loss per ordinary share is calculated by dividing net loss allocated to ordinary shareholders by the weighted average number of ordinary shares outstanding during the reporting period, excluding unvested restricted stock awards. Diluted net loss allocated to ordinary shareholders per share is calculated based on the weighted average number of Ordinary Shares and dilutive potential Ordinary Shares outstanding during the period.  Dilutive potential ordinary shares consist of the shares issuable upon the exercise of options and upon the vesting of restricted shares under the treasury stock method.  In net loss periods, basic and diluted net loss per share are identical since the effect of potential ordinary shares is anti-dilutive and therefore excluded.

Basic and diluted loss per share for the three months ended March 31, 2017 and 2016 were calculated as follows:

	Three-Months Ended March 31,
	2017	2016
Net Loss	$(4,593)	$(3,765)
Weighted average shares outstanding - basic and diluted	14,265,079	13,335,494
Net loss per ordinary share - basic and diluted	$(0.32)	$(0.28)

Antidilutive securities, which consist of options and unvested restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 1,050,000 and 1,112,205 weighted average shares for the three months ended March 31, 2017 and 2016, respectively.

(4)  Share Based Awards

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,200,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 199,241 were available on March 31, 2017 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the Presbia Incentive Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016.

	Three-Months Ended March 31,
	2017	2016
Research and development	$116	$60
General and administrative	331	315
Sales and marketing	76	41
	$523	$416

Options

The following table sets forth the Company’s option activity for the three months ended March 31, 2017:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2017	1,050,000	$9.77	—
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled/expired	—	—	—
Balance, March 31, 2017	1,050,000	$9.77	—
Vested, March 31, 2017	567,550	$9.86	—
No Vested, March 31, 2017	482,450	$9.65	—
Exercisable, March 31, 2017	567,550	$9.86	—

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

For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. A 3% forfeiture rate assumption was applied, which reduced the amount of expense recognized each period anticipating that a portion of all options granted would, more likely than not, be cancelled prior to the dates of its vesting periods. The forfeiture rate is subject to review and may be adjusted based upon experience. The Company did not issue employee options during the three months ended March 31, 2017 and 2016.

Non-Employee Options

During the three months ended March 31, 2017 and 2016, the Company did not grant options to non-employee consultants and medical advisors. In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the following table:

	Three-Months Ended March 31, 2017	Three-Months Ended March 31, 2016
Stock price per share	$2.08 -$2.51	$4.38
Expected term	7.96 - 8.6 Yrs.	9.0 - 9.6 Yrs.
Volatility	82.8% - 90.0%	78.8%
Dividends	—	—
Risk-free rate	2.3%	1.8%

Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to a forfeiture rate of 3%.

Restricted Shares

Consistent with the Company’s director compensation policy, the Company’s board of directors approved the grant of 89,166 restricted ordinary shares of the Company during the three month period ended March 31, 2017, with a grant date weighted average fair value of $3.06, and a one-year vesting period following the date of grant.

The following table sets forth the Company’s restricted share activity for the three months ended March 31, 2017:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2016	81,682	$3.50
Granted	89,166	$3.14
Vested	(5,047)	$3.14
Forfeited/cancelled	—	—
Unvested, March 31, 2017	165,801	$3.14

Restricted Share Units

During the three month period ended March 31, 2017, the Board of Directors approved the award of 55,000 restricted share units (“RSU” or “RSU’s” or “RSU Plan”), to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that the recipient must be employed as a condition of vesting. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

Fair value of the RSU’s awarded were determined using a Monte Carlo Simulation (“MCS”) methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the RSU award. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model. A 3% forfeiture rate was applied to account for future cancellations and forfeitures. During the three month periods ended March 31, 2017 and 2016, approximately $190,000 and $0, respectively, was recorded as stock-based compensation related to the RSU Plan.

The following table sets forth the Company’s RSU activity for the three months ended March 31, 2017:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2016	719,000	$3.10
Granted	55,000	$2.06
Vested	—	—
Forfeited/cancelled	—	—
Unvested, March 31, 2017	774,000	$3.02

Unrecognized Share-based Compensation

As of March 31, 2017 and 2016, there were $3.0 million and $4.1 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 1.9 and 3.5 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $480,000 and $184,000, respectively, and is expected to be recognized over the weighted average vesting periods of 1.6 and 4.4 years, respectively.

(5)  Concentration of Credit Risk

The Company had cash of $14.8 million and $7.3 million as of March 31, 2017 and December 31, 2016, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

In the periods ended March 31, 2017 and December 31, 2016 there were two and three customers, respectively, that represented 100% of total sales recognized for each year. As of March 31, 2017, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

With respect to suppliers for the microlens, the Company had a five-year supplier agreement that expired in January 2017 with a lens manufacturer in Israel from which the Company received 100% of its lens supply for use in commercial activities outside the United States. The Company plans to use its own manufacturing facility in Irvine, California to manufacture its microlens. The Company may continue to use its Israeli supplier if the outside of U.S. demand exceeds the Company’s internal manufacturing capability.

(6) Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2017.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company's unrecognized tax benefits since December 31, 2016; and, as such, disclosures included in the Company's 2016 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2017.

(7)  Commitments and Contingencies

The Company extended the lease that expires in May 2017 by entering into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that expires in May 2022, a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013, a 30-month lease in Amsterdam, the Netherlands that commenced on January 1, 2016, and a four-year lease for office space in Irvine, California, that commenced on August 1, 2016 and will expire September 2020. Aggregate rent expense for the three months ended March 31, 2017 and 2016 was $169,000 and $85,000, respectively.

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
•

Critical Accounting Policies and Estimates.  This section discusses those accounting policies that are considered important to the evaluation and reporting of our financial condition and results of operations, and whose application requires us to exercise subjective or complex judgments in making estimates and assumptions. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes, except for the adoption of new accounting standards as discussed elsewhere in this report.

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

Overview

We are an ophthalmic device company which has developed and is currently marketing a proprietary optical lens implant for treating presbyopia, the age-related loss of the ability to focus on near objects.  Our microlens is a miniature lens designed to be surgically implanted in a patient’s eye to improve that patient’s ability to see objects at close distances.  Our current strategy is to focus on obtaining regulatory approval for our microlens in the United States and to continue to commercialize our microlens in certain strategic countries where we currently have marketing approval. Our goal is to become a leading provider of corneal inlay presbyopia-correcting treatment worldwide.

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

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area (all European Union member states plus Iceland, Liechtenstein and Norway), or “EEA”, and through mutual recognition agreements, in Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval.

We are focused on seeking marketing approval in the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or “FDA”, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or “IDE”, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five additional investigational sites.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or “PMA”, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are pursuing a modular PMA submission strategy whereby we submitted to the

FDA information regarding biocompatibility in the second quarter of 2016. We submitted to the FDA the second and third PMA modules in the first quarter of 2017, which contains information regarding preclinical testing, engineering and manufacturing. We are targeting submission to the FDA of our final PMA module, containing 24-month data on 300 subjects, in the fourth quarter of 2017. We are targeting PMA approval of our microlens in the third quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018.

These milestones could be delayed by further interactions with the FDA or by a variety of other factors.  In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule.  Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of March 31, 2017, we had an accumulated deficit of $75.9 million. We expect to continue to incur significant losses for the foreseeable future.

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

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the year ended December 31, 2016, except for the adoption of new accounting standards as discussed elsewhere in this report.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016.

	Three-Months Ended March 31,		Change
	2017	2016	$000's	%
Revenues	$5	$3	$2	67%
Cost of goods sold	11	21	(10)	-48%
Gross loss	(6)	(18)	12	-67%
Operating expenses:
Research and development	1,842	1,294	548	42%
Sales and marketing	961	679	282	42%
General and administrative	1,754	1,778	(24)	-1%
Total operating expenses	4,557	3,751	806	21%
Operating loss	(4,563)	(3,769)	(794)	21%
Interest (expense) income	(14)	5	(19)	-380%
Other income	—	1	(1)	-100%
Loss before income tax provision	(4,577)	(3,763)	(814)	22%
Income tax provision	16	2	14	700%
Net loss	$(4,593)	$(3,765)	$(828)	22%

Revenue

Revenue for the three months ended March 31, 2017 was $5,000 as compared to $3,000 for the corresponding period in 2016. The increase of $2,000 is attributable to incremental revenue in Germany. Revenues were immaterial for both periods presented and are expected to continue to be immaterial in the near-term due to the fact that in the near term we are undertaking limited commercialization efforts in only a few selected markets. Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $11,000 for the three months ended March 31, 2017 as compared to $21,000 in the three months ended March 31, 2016, or a reduction of $10,000, compared to a $2,000 increase in revenue for the same period.  Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory.  During the three months ended March 31, 2017 and 2016, we recorded additional provisions for inventory obsolescence and favorable adjustments of $9,000 and $21,000, respectively.

Research and Development

Research and development expense increased by $548,000, or 42%, for the three months ended March 31, 2017 as compared to the same period in 2016. In the first quarter of 2017 we submitted to the FDA the second and third PMA modules, which resulted in higher expense levels in 2017 as compared to 2016. The increase in research and development spend is primarily due to (i) a $180,000 cost increase related to compensation related costs, which were higher due to additional personnel costs (ii) a $116,000 cost increase related to our U.S. clinical trials attributed to 2017 costs incurred for data monitoring and validation activities under both Phases I and II as compared to lower 2016 costs incurred for patient compliance activities, (iii) $81,000 for higher allocated manufacturing costs, and (iv) $171,000 for higher regulatory and quality assurance costs related to the submission to the FDA of the second and third PMA modules.

During 2017, we expect that costs related to our U.S. staged pivotal clinical trial will increase as compared to 2016, with the main focus of the trials shifting from compliance to submission to the FDA of the remaining PMA modules.

Sales and Marketing

Sales and marketing expense increased by $282,000 or 42%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The increase is primarily a result of higher advertising and promotional costs of $274,000 and (ii) other net cost increases of $8,000 related to travel, compensation and other sales and marketing expenses.

We continue to evaluate our commercialization strategy and may limit certain of our commercialization efforts to focus our resources on completing our U.S. staged pivotal clinical trial.

General and Administrative

General and administrative expense declined by $24,000, or 1%, for the three months ended March 31, 2017 as compared to the same period in 2016. General and administrative expenses declined primarily due to (i) reduced professional fees of $62,000 due primarily to reduced accounting and tax fees for 2017 as compared to 2016, partially offset by (i) higher facility costs of $35,000 and (iii) other net cost increases of $3,000 related to travel, insurance and other administrative expenses.

Interest Expense, net

Interest expense increased by $19,000 for the three months ended March 31, 2017 compared to an interest income of $5,000 for the same period in 2016. The change is due primarily to an increase in interest expense related to the Neoptics asset purchase.

Net Loss

Our net loss of $4.6 million for the three months ended March 31, 2017 was $0.8 million higher, or 22% higher, than the net loss of $3.8 million in the corresponding period in 2016. We expect that losses will continue through 2018, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

In March 2017, we closed a rights offering, pursuant to which we raised approximately $10.8 million in gross proceeds through the sale of 3,611,764 of its ordinary shares at a subscription price of $3.00 per whole share. At March 31, 2017, we had cash of $14.8 million, reflecting a $7.5 million increase from our cash balance at December 31, 2016 of $7.3 million. The increase reflects the rights offering proceeds, reduced by the use of cash to fund operations during the first quarter of 2017 of approximately $3.0 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing, costs and completion of U.S. staged pivotal clinical trial;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the US; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated:

	Three-Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(3,005)	$(3,181)
Net cash used in investing activities	$(29)	$(10)
Net cash provided by financing activities	$10,477	$1

At March 31, 2017, we had an accumulated deficit of approximately $75.9 million and we expect to incur additional operating losses through 2018, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at March 31, 2017 will be sufficient to meet our anticipated cash requirements through for at least twelve months from issuance date of these interim financial statements.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  We continue to evaluate this commercialization strategy and, in the future, we may limit our commercialization efforts to preserve our existing cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Second Lease Amendment dated as of July 01, 2016 between PresbiBio, LLC and Fourth Generation Properties, Inc.

31.1+	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Label

101.PRE+	XBRL Taxonomy Extension Presentation

+	Indicates filed herewith.
*	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESBIA PLC

Date: May 12, 2017	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Jarett Fenton
Jarett Fenton
Chief Financial Officer,
Vice President, Finance and Secretary