Form 10-Q
period 2017-09-30
Presbia PLC
filed 2017-11-14
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of outstanding shares of the Registrant’s ordinary shares as of October 30, 2017 was 17,121,857 shares, $0.001 par value per share.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amount)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets
Cash	$7,060	$7,333
Accounts receivable	11	3
Inventory, net	204	302
Prepaid expenses and other current assets	325	392
Total current assets	7,600	8,030
Property and equipment, net	613	727
Intangible asset	1,495	1,494
Other assets	128	126
Total assets	$9,836	$10,377
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$473	$399
Due to related parties	19	18
Note payable, current portion	513	490
Other current liabilities	1,523	582
Total current liabilities	2,528	1,489
Note payable, net of current portion	459	369
Deferred rent	138	80
Total liabilities	3,125	1,938
Commitments and contingencies (note 7)
Shareholders' equity
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 17,121,857 and 13,420,927 shares issued and outstanding at September 30, 2017 and December 31, 2016	17	13
Deferred ordinary Shares
€1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016	54	54
Preferred Shares
$0.001 par value, 50,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	91,809	79,676
Accumulated deficit	(85,169)	(71,304)
Total shareholders' equity	6,711	8,439
Total liabilities and shareholders’ equity	$9,836	$10,377

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Revenues	$8	$13	$13	$19
Cost of goods sold	12	31	40	77
Gross loss	(4)	(18)	(27)	(58)
Operating expenses:
Research and development	2,066	1,310	5,930	3,848
Sales and marketing	1,017	974	2,794	2,386
General and administrative	1,627	1,958	5,030	5,617
Total operating expenses	4,710	4,242	13,754	11,851
Operating loss	(4,714)	(4,260)	(13,781)	(11,909)
Interest (expense) income	(6)	4	(24)	13
Other income	—	—	—	1
Loss before income tax provision	(4,720)	(4,256)	(13,805)	(11,895)
Income tax provision	20	3	61	12
Net loss	$(4,740)	$(4,259)	$(13,866)	$(11,907)
Net loss per ordinary share-basic and diluted	$(0.28)	$(0.32)	$(0.86)	$(0.89)
Weighted average shares outstanding - basic and diluted	16,963,468	13,338,431	16,071,419	13,336,994

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine-Months Ended September 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(13,866)	$(11,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	148
Inventory provisions	40	77
Stock-based compensation	1,602	1,539
Imputed interest expense	62	—
Changes in operating assets and liabilities:
Accounts receivable	(9)	66
Inventory	57	(131)
Prepaid expenses and other current assets	70	20
Other assets	(1)	(97)
Accounts payable and other current liabilities	949	(200)
Income taxes payable	63	(13)
Deferred rent	58	(10)
Due to related parties	1	(35)
Net cash used in operating activities	(10,723)	(10,543)
Cash flow from investing activities:
Purchases of intangible assets	(117)	(536)
Purchases of property and equipment	(18)	(144)
Net cash used in investing activities	(135)	(680)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares from rights offering, net of costs	10,534	—
Proceeds from sale of equipment	—	1
Net cash provided by financing activities	10,534	1
Net decrease in cash	(324)	(11,222)
Effect of exchange rate on cash	51	—
Cash balance at beginning of period	7,333	21,749
Cash balance at end of period	$7,060	$10,527

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

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of September 30, 2017 and for the three months and nine months ended September 30, 2017 and 2016, respectively, have been prepared in accordance with GAAP for interim financial reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated balance sheet at December 31, 2016, contained in the above referenced Form 10-K. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the accompanying consolidated financial statements are in thousands, except per share data, unless otherwise specified.

Liquidity and Going Concern

The Company has incurred significant operating losses since inception and had relied on funding from Presbia Holdings (the “Parent”) to fund operations prior to its IPO on February 3, 2015. Presbia Holdings was dissolved on November 25, 2015 and ceased to be the Parent of Presbia PLC. In March 2017, the Company closed a rights offering pursuant to which it raised net proceeds of approximately $10.5 million. As the Company continues to incur losses, its transition to profitability will depend primarily on the completion of its U.S. staged pivotal trial, obtaining FDA approval of its microlens and, if approval is received from the FDA, the commercialization of its product within the United States and, to a lesser extent, may also be impacted by the successful commercialization of its product in certain jurisdictions outside the United States in which the Company has market approval, including the European Economic Area. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital.

Management does not expect existing cash to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. As of November 14, 2017, we believe our current cash on hand will meet our anticipated cash requirements through the first quarter of 2018. As of September 30, 2017, the Company has incurred losses totaling $85.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after these interim financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we will need to raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations, including our clinical trials.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(2)  Summary of Significant Accounting Policies

During the nine months ended September 30, 2017 there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange gain was $19,000 for the three months ended September 30, 2017 and aggregate foreign exchange loss was $60,000 for the nine months ended September 30, 2017. Aggregate foreign exchange loss was $24,000 and $41,000 for the three and nine months ended September 30, 2016, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the periods ended September 30, 2017 and 2016.

Offering Costs

On December 5, 2016, the Company filed with the SEC a Form S-1 Registration Statement under the Securities Act of 1933 for the purpose of distributing to holders of the Company’s ordinary shares, non-transferable and non-tradeable subscription rights to purchase ordinary shares (“rights offering”). During the three and nine months ended September 30, 2017, the Company incurred approximately $0.0 million and $0.4 million related to its rights offering, which was completed on March 8, 2017.  Upon completion of the rights offering, the Company netted approximately $0.4 million in offering costs against the gross proceeds in shareholders’ equity.

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

Revenues continue to be immaterial for the Company and are expected to continue to be immaterial in the near-term as we are undertaking limited commercialization efforts in only a few selected markets. Accordingly, we currently do not expect the new revenue standard to have a material impact on the amount and timing of revenue recognized in our consolidated financial statements. We will adopt the new revenue standard in our first quarter of 2018 utilizing the modified retrospective adoption method. The foregoing preliminary assessments or expectations are subject to change pending further analysis through the 2017 year.

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

Basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016 were calculated as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Net Loss	$(4,740)	$(4,259)	$(13,866)	$(11,907)
Weighted average shares outstanding - basic and diluted	16,963,468	13,338,431	16,071,419	13,336,994
Net loss per ordinary share - basic and diluted	$(0.28)	$(0.32)	$(0.86)	$(0.89)

Antidilutive securities, which consist of options and unvested restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of 1,048,859 and 1,073,655 weighted average shares for the three months ended September 30, 2017 and 2016, respectively and 1,097,068 and 1,095,255 for the nine months ended September 30, 2017 and 2016, respectively.

(4)  Share Based Awards

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,200,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 232,741 were available on September 30, 2017 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the Presbia Incentive Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Research and development	$135	$35	$377	$105
General and administrative	446	405	1,087	1,145
Sales and marketing	(17)	139	138	289
	$564	$579	$1,602	$1,539

Options

The following table sets forth the Company’s option activity for the nine months ended September 30, 2017:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2017	1,050,000	$9.77	—
Granted	—	—	—
Exercised	—	—	—
Forfeited/cancelled/expired	(3,500)	$6.21	—
Balance, September 30, 2017	1,046,500	$9.78	—
Vested, September 30, 2017	591,800	$9.80	—
Non Vested, September 30, 2017	454,700	$9.76	—
Exercisable, September 30, 2017	591,800	$9.80	—

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

For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. A 3% forfeiture rate assumption was applied, which reduced the amount of expense recognized each period anticipating that a portion of all options granted would, more likely than not, be cancelled prior to the dates of its vesting periods. The forfeiture rate is subject to review and may be adjusted based upon experience. The Company did not issue employee options during the three and nine months ended September 30, 2017 and 2016.

Non-Employee Options

During the three and nine months ended September 30, 2017 and 2016, the Company did not grant options to non-employee consultants and medical advisors. In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the following table:

	Three-Months Ended September 30, 2017	Three-Months Ended September 30, 2016	Nine-Months Ended September 30, 2017	Nine-Months Ended September 30, 2016
Stock price per share	$2.38 -$2.83	$4.35	$1.31 -$2.83	$4.42
Expected term	7.7 - 7.9 Yrs.	8.6 Yrs.	7.7 - 8.3 Yrs.	8.9 Yrs.
Volatility	69.3% - 78.7%	80.1%	69.3% - 85.8%	74.0%
Dividends	—	—	—	—
Risk-free rate	2.2%	1.6%	2.2% - 2.3%	1.6%

Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to a forfeiture rate of 3%.

Restricted Shares

Consistent with the Company’s director compensation policy, the Company’s board of directors approved the grant of 0 and 89,166 restricted ordinary shares of the Company during the three and nine month periods ended September 30, 2017, with a grant date weighted average fair value of $4.51, and a one-year vesting period following the date of grant. The Company granted 49,482 and 65,450 restricted ordinary shares during the three and nine months ended September 30, 2016, respectively.

The following table sets forth the Company’s restricted share activity for the nine months ended September 30, 2017:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, January 1, 2017	81,682	$3.50
Granted	89,166	$4.51
Vested	(17,145)	$4.51
Forfeited/cancelled	—
Unvested, September 30, 2017	153,703	$4.51

Restricted Share Units

During the three and nine months ended September 30, 2017, the Board of Directors approved and granted the award of 10,000 and 97,500 restricted share units (“RSU” or “RSU’s” or “RSU Plan”), respectively, to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that the recipient must be employed as a condition of vesting. During the three and nine months ended September 30, 2016, the Board of Directors approved and granted the award of and 102,500 and 785,000 restricted share units, respectively. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

Fair value of the RSU’s awarded were determined using a Monte Carlo Simulation (“MCS”) methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the RSU award. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model. A 3% forfeiture rate was applied to account for future cancellations and forfeitures. During the three and nine month periods ended September 30, 2017, approximately $109,000 and $502,000, respectively, was recorded as stock-based compensation related to the RSU Plan.

The following table sets forth the Company’s RSU activity for the nine months ended September 30, 2017:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, January 1, 2017	719,000	$3.10
Granted	97,500	$4.24
Vested	—	—
Forfeited/cancelled	(72,500)	3.0
Unvested, September 30, 2017	744,000	$3.26

Unrecognized Share-based Compensation

As of September 30, 2017 and 2016, there were $2.5 million and $3.8 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 1.6 and 2.0 years, respectively. Unrecognized compensation expense for the same periods related to restricted shares was $453,000 and $345,000, respectively, and is expected to be recognized over the weighted average vesting periods of 1.5 and 2.8 years, respectively.

(5)  Concentration of Credit Risk

The Company had cash of $7.1 million and $7.3 million as of September 30, 2017 and December 31, 2016, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

In the nine month periods ended September 30, 2017 and 2016 there were two customers that represented 100% of total sales recognized for each year. As of September 30, 2017, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers.

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

(6) Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2017.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of September 30, 2017, the Company does not have unrecognized tax benefits; and, as such, disclosures included in the Company's 2016 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2017.

(7)  Commitments and Contingencies

The Company extended the lease that expired in May 2017 by entering into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that expires in May 2022. The Company also entered a two-year lease in Dublin, Ireland that commenced on June 1, 2017, a 30-month lease in Amsterdam, the Netherlands that commenced on January 1, 2016, and a four-year lease for office space in Irvine, California, that commenced on August 1, 2016 and will expire September 2020. Aggregate rent expense for the three months ended September 30, 2017 and 2016 was $166,000 and $94,000, respectively, and for the nine months ended for the same period was $502,000 and $212,000, respectively.

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

We are focused on seeking marketing approval in the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or “FDA”, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or “IDE”, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five additional investigational sites.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or “PMA”, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are pursuing a modular PMA submission strategy whereby we submitted to the

FDA information regarding biocompatibility in the second quarter of 2016. We submitted to the FDA the second and third PMA modules in the first quarter of 2017, which contains information regarding preclinical testing, engineering and manufacturing. We currently plan to submit our final PMA module, containing 24-month data on 300 subjects, to the FDA in December 2017. Based on recent FDA approval statistics, we are targeting PMA approval of our microlens by the end of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018.

These milestones could be delayed by further interactions with the FDA or by a variety of other factors.  In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule.  Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of September 30, 2017, we had an accumulated deficit of $85.2 million. We expect to continue to incur significant losses for the foreseeable future.

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2017 and September 30, 2016 (in thousands)

	Three-Months Ended September 30,		Change
	2017	2016	$000's	%
Revenues	$8	$13	$(5)	-38%
Cost of goods sold	12	31	(19)	-61%
Gross loss	(4)	(18)	14	-78%
Operating expenses:
Research and development	2,066	1,310	756	58%
Sales and marketing	1,017	974	43	4%
General and administrative	1,627	1,958	(331)	-17%
Total operating expenses	4,710	4,242	468	11%
Operating loss	(4,714)	(4,260)	(454)	11%
Interest (expense) income	(6)	4	(10)	-250%
Loss before income tax provision	(4,720)	(4,256)	(464)	11%
Income tax provision	20	3	17	567%
Net loss	$(4,740)	$(4,259)	$(481)	11%

	Nine-Months Ended September 30,		Change
	2017	2016	$000's	%
Revenues	$13	$19	$(6)	-32%
Cost of goods sold	40	77	(37)	-48%
Gross loss	(27)	(58)	31	-53%
Operating expenses:
Research and development	5,930	3,848	2,082	54%
Sales and marketing	2,794	2,386	408	17%
General and administrative	5,030	5,617	(587)	-10%
Total operating expenses	13,754	11,851	1,903	16%
Operating loss	(13,781)	(11,909)	(1,872)	16%
Interest (expense) income	(24)	13	(37)	-285%
Other income	—	1	(1)	-100%
Loss before income tax provision	(13,805)	(11,895)	(1,910)	16%
Income tax provision	61	12	49	408%
Net loss	$(13,866)	$(11,907)	$(1,959)	16%

Revenue

Revenue for the three months ended September 30, 2017 was $8,000 as compared to $13,000 for the corresponding period in 2016. Revenue for the nine months ended September 30, 2017 was $13,000 as compared to $19,000 for the corresponding period in 2016. Revenues were immaterial for both periods presented and are expected to continue to be immaterial in the near-term due to the fact that in the near term we are undertaking limited commercialization efforts in only a few selected markets. Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to refractive laser centers outside the United States.

Cost of Goods Sold

Cost of goods sold was $12,000 for the three months ended September 30, 2017 as compared to $31,000 in the three months ended September 30, 2016, or a reduction of $19,000, compared to a decrease of $5,000 in revenue for the same period. For the nine months ended September 30, 2017 costs of goods sold was $40,000 as compared to $77,000, or a reduction of $37,000, compared to a decrease of $6,000 in revenue for the same period. Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory. During the three months ended September 30, 2017 and 2016, we recorded additional provisions for inventory obsolescence of $11,000 and $30,000, respectively. For the nine month period ended September 30, 2017 and 2016, we recorded additional provisions for inventory obsolescence of $40,000 and $77,000, respectively.

Research and Development

Research and development expense increased by $756,000, or 58%, for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in research and development spend was primarily due to (i) a $469,000 cost increase related to compensation related costs, which were higher due to additional personnel costs from an increase in headcount, which included a transfer of personnel resources from the general and administrative department (ii) a $81,000 cost increase related to our U.S. clinical trials attributed to 2017 costs incurred for data monitoring and validation activities under both Phases I and II as compared to lower 2016 costs incurred for patient compliance activities, (iii) $65,000 for higher allocated manufacturing and IP related costs, and (iv) $141,000 for higher regulatory and quality assurance costs related to the preparation of our submission to the FDA of the fourth PMA module.

For the nine months ended September 30, 2017, research and development costs increased by $2.1 million, or 54% as compared to the same period in 2016. The submission to the FDA of the second and third PMA modules, and the preparation of the fourth PMA module resulted in higher expense levels in 2017 as compared to 2016. The increase was primarily due to (i) a $1,189,000 compensation costs increase (described above), (ii) a $341,000 cost increase related to our U.S. clinical trials (described above), (iii) $205,000 for higher allocated manufacturing and IP related costs, and (iv) $326,000 for higher regulatory and quality assurance costs related to the submission to the FDA of the second and third PMA modules, and preparation of our submission to the FDA of the fourth PMA module.

For the remainder of 2017 and into 2018, we expect that costs related to our U.S. staged pivotal clinical trial will continue to increase as compared to 2016, with the main focus of the trials shifting from compliance to submission to the FDA of the remaining PMA modules.

Sales and Marketing

Sales and marketing expense increased by $43,000 or 4%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, sales and marketing expense also increased by $408,000 or 17%, as compared to the same period in 2016. The foregoing increases for both comparable periods were primarily related to higher advertising and promotional costs.

We continue to evaluate our commercialization strategy and may limit certain of our commercialization efforts to focus our resources on completing our U.S. staged pivotal clinical trial.

General and Administrative

General and administrative expense decreased by $331,000, or 17%, for the three months ended September 30, 2017 as compared to the same period in 2016. General and administrative expenses declined primarily due to (i) reduced professional fees resulting from reduced accounting, tax and legal fees of $0.2 million and (ii) reduced payroll costs of $0.1 million. For the nine months ended September 30, 2017, general and administrative expense decreased by $587,000 or 10%, as compared to the same period in 2016. The foregoing decrease was primary related to (i) reduced professional fees resulting from reduced accounting and tax fees of $0.4 million and (ii) reduced payroll costs of $0.1 million and reduced travel and other expenses of $0.1 million.

Interest Expense, net

Interest expense increased by $6,000 for the three months ended September 30, 2017 compared to an interest income of $4,000 for the same period in 2016. The change is due primarily to an increase in interest expense related to the Neoptics asset purchase.

Net Loss

Our net loss of $4.7 million for the three months ended September 30, 2017 was $0.4 million higher, or 11% higher, than the net loss of $4.3 million in the corresponding period in 2016. For the nine months ended September 30, 2017, our net loss was $13.9 million as compared to $11.9 million or $2.0 million higher for the comparable period in 2016. We expect that losses will continue through 2018, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

In March 2017, we closed a rights offering, pursuant to which we raised approximately $10.8 million in gross proceeds through the sale of 3,611,764 of its ordinary shares at a subscription price of $3.00 per whole share. At September 30, 2017, we had cash of $7.1 million, reflecting a $0.2 million decrease from our cash balance at December 31, 2016 of $7.3 million. The decrease reflects the rights offering proceeds, reduced by the use of cash to fund operations during the first nine months of 2017 of approximately $10.7 million.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing, costs and completion of U.S. staged pivotal clinical trial;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the US; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated:

	Nine-Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(10,723)	$(10,543)
Net cash used in investing activities	$(135)	$(680)
Net cash provided by financing activities	$10,534	$1

At September 30, 2017, we had an accumulated deficit of approximately $85.2 million and we expect to incur additional operating losses through 2018, and possibly further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at September 30, 2017 will not be sufficient to meet our anticipated cash requirements through twelve months from the issuance date of these interim financial statements.

Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  We continue to evaluate this commercialization strategy and, in the future, we may limit our commercialization efforts to preserve our existing cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will result in our need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

Going Concern

Management does not expect existing cash to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. As of November 14, 2017, we believe our current cash on hand will meet our anticipated cash requirements through the first quarter of 2018. As of September 30, 2017, the Company has incurred losses totaling $85.2 million since inception, has not yet generated material revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after these interim financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through its existing financial resources and we will need to raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations, including our clinical trials. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are an ophthalmic device company with a limited operating history. We do not possess the regulatory approvals necessary to market our products in the United States, and we continue to incur significant research and development, sales and marketing and general and administrative expenses related to our operations.  As a result, we have not generated any significant revenue from operations since inception, and we have incurred substantial net losses to date.  Our net losses for the nine months ended September 30, 2017 and for the years ended December 31, 2016 and 2015 were $13.9 million, $15.8 million and $18.2 million, respectively. As of September 30, 2017, we had an accumulated deficit of $85.2 million. As of November 14, 2017, we believe that our current cash on hand will meet our anticipated cash requirements through the first quarter of 2018.  We will need to obtain additional cash to continue operations and fund our planned future operations, which include seeking regulatory approval for our microlens and pursuing its commercialization in the United States, as well as other geographies where we have regulatory approval. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “Based on our current plan, we need additional capital to support our operations and may be unable to raise capital when needed.”

Based on our current plan, we need additional capital to support our operations and may be unable to raise capital when needed.

Based on our current business plan, we believe that our cash at September 30, 2017, coupled with anticipated revenues outside of the United States will be sufficient to meet our anticipated cash requirements through the first quarter of 2018.  Our current commercialization strategy is targeted to countries where we believe we can both establish the market for our technology and achieve positive cash flow from such geographic market as soon as possible.  This commercialization strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority.  That priority, coupled with our current commercialization efforts outside the U.S., will likely result in our need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1

Amended and Restated Memorandum and Articles of Association of Presbia PLC (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 11, 2017.)

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

PRESBIA PLC

Date: November 14, 2017	By:	/s/ Todd Cooper
Todd Cooper
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ Jarett Fenton
Jarett Fenton
Chief Financial Officer,
Vice President, Finance and Secretary