Form 10-K
period 2017-12-31
Presbia PLC
filed 2018-03-30
CIK 1591096

Ch

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number 001-36824

PRESBIA PLC

(Exact name of registrant as specified in its charter)

Ireland	98-1162329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 7, Sandyford Office Centre, 17 Corrig Road, Sandyford

Dublin 18 Ireland

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code:

+353 (1) 551 1487

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, $0.001 Par Value	The NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

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

The aggregate market value of the Registrant’s ordinary shares (the only common equity of the Registrant) held by non-affiliates for the last business day of the Registrant’s most recently completed second fiscal quarter: $10,932,997.

As of March 30, 2018, there were 17,121,857 ordinary shares outstanding.

PRESBIA PLC

2017 ANNUAL REPORT ON FORM 10-K

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

Item 1. Business

Overview

We are an ophthalmic device company which has developed and is in the process of obtaining FDA approval for a proprietary optical lens implant for treating presbyopia, the age-related loss of the ability to focus on near objects. Our lens, which we refer to as our microlens, is a miniature lens designed to be surgically implanted in a patient’s eye to improve that patient’s ability to see objects at close distances. Our current strategy is to continue to commercialize our microlens in certain strategic countries where we currently have marketing approval and to obtain FDA approval for our microlens in the United States. Our goal is to become a leading provider of corneal inlay presbyopia-correcting treatment worldwide.

According to Market Scope, an ophthalmic market research organization, presbyopia is a common vision disorder that affects approximately 1.9 billion people worldwide. Presbyopia is associated with the inability of the eye’s natural lens to change shape, or accommodate, in order to see clearly objects in the near and middle distance ranges. According to Market Scope, the worldwide presbyopic population is expected to grow to approximately 2.1 billion by 2021. We believe that the optimum market for our microlens is the global emmetropic presbyopic market, which as an example, in the U.S., is estimated at 38% of the total U.S. presbyopic market, estimated at 119 million presbyopes. According to Market Scope, spending on devices, equipment and procedure fees for presbyopia-correcting surgery is expected to increase from approximately $476 million in 2015 to approximately $906 million in 2020 at the manufacturer level. We do not currently have marketing approval in many jurisdictions included in the foregoing global data, which jurisdictions collectively represent a majority of the worldwide presbyopic population, including the United States.

We believe that our solution offers each of the following benefits:

•

our solution is intended primarily for emmetropic-presbyopes, or those individuals who suffer from presbyopia but do not have any other visual disorder, and it has also been used effectively after laser procedures.

•	our solution is also intended for plano-presbyopes, those who have had prior lens replacement procedures, and currently seek treatment for presbyopia.
•	our solution is minimally invasive; our microlens can be implanted and removed in simple, surgical procedures.
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

In addition, our microlens and the procedure to implant our microlens are not currently reimbursed through private or governmental third-party payors in any country, nor do we anticipate that they will be reimbursable in the foreseeable future. The commercialization of our microlens depends on a prospective patient’s ability to cover the costs of our microlens and the implantation procedure. We believe that a substantial portion of presbyopes worldwide do not have the financial means to cover the costs of our microlens, but we believe that a direct patient pay model enables medical providers to avoid pricing pressure from private or governmental third-party payors.

Our microlens procedure is performed using a 150 kilohertz or greater frequency femtosecond laser, which is a laser that is currently used in certain LASIK surgeries, cataract surgeries and cornea replacement surgeries. In commercializing our solution, we intend to target those markets with a well-established presence of ophthalmic clinics equipped with femtosecond lasers. We believe that the existing infrastructure in most such ophthalmic clinics is sufficient to make our solution an attractive opportunity for such ophthalmic clinics and our commercialization strategy includes working closely with such ophthalmic clinics to train and qualify ophthalmic surgeons on the use of our solution.

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area (all European Union member states plus Iceland, Liechtenstein and Norway), or “EEA”, and, through mutual recognition agreements, in Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval, such as South Korea. Through February 2018, we have shipped approximately 2,200 of our microlenses to commercial partners outside of the United States, of which ophthalmic surgeons have implanted approximately 1,300. For geographic information regarding our revenues and long-lived assets, please see Note 11 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We are presently seeking marketing approval in the United States. In order to commercialize our microlens in the United States, we must first obtain a premarket approval, or “PMA”, from the U.S. Food and Drug Administration, or the “FDA”. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the FDA approval process. Beginning in May 2014, we enrolled a total of seventy-five (75) subjects at six (6) investigational sites in the U.S. and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on fifty-two (52) subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. In September 2015, we completed enrollment of the second stage study of 346 subjects at up to five (5) additional investigational sites. This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a PMA for commercial distribution in the U.S.. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three (3) years following implantation. We are pursuing a modular PMA submission strategy whereby we submitted to the FDA information regarding biocompatibility in the second quarter of 2016. We submitted to the FDA the second and third PMA modules in the first quarter of 2017, which contains information regarding preclinical testing, engineering and manufacturing. We are targeting submission to the FDA of our final PMA module, containing 24-month data on 300 subjects, in the second quarter of 2018. We are targeting PMA approval of our microlens in the fourth quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the fourth quarter of 2018.

The Eye and Vision Problems

The human eye is a specialized sensory organ capable of receiving visual images and transmitting them to the visual center in the brain. Among the main parts of the eye are the cornea, the iris, the lens and the retina. The cornea is the clear window in the front of the eye through which light first passes. The interior surface of the cornea is lined with a single layer of flat, tile-like endothelial cells, whose function is to maintain the transparency of the cornea. The iris is a pigmented muscular curtain located behind the cornea that opens and closes to regulate the amount of light entering the eye through the pupil, an opening at the center of the iris. The lens, known in medical terminology as the “crystalline lens,” is a clear structure located behind the iris that changes shape, or accommodates, to focus light on the back of the eye. The retina is a layer of nerve tissue in the back of the eye that senses the light image and transmits it to the brain via the optic nerve. The figure below illustrates certain elements of the basic anatomy of the human eye.

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

Cataracts are mostly age-related, while myopia, hyperopia and astigmatism are not. The most common surgical treatment for myopia, hyperopia and astigmatism is LASIK surgery, in which the surface of the cornea is carefully mapped and then a computerized optical laser uses this mapping to reshape the surface of the cornea by ablation to permit proper focusing. Cataracts are most often treated by surgically removing the affected lens and replacing it with a monofocal or multi-focal IOL.

Presbyopia is an age-related refractive disorder that generally begins to develop when a person reaches the age of 40. The disorder may go unnoticed for several years after its initial onset and can worsen with age. The first symptoms of presbyopia are typically experienced when a person begins to have difficulty reading fine print. Presbyopia is associated with a loss of lens “elasticity,” the ability of the lens to change shape in order to focus incoming light on the retina from objects in near and middle distance ranges. Elasticity is slowly lost as people age, resulting in a slow decrease in the ability of the eye to focus on nearby objects. Presbyopia is a natural part of aging and affects substantially all people at some point in their adult lives.

Presbyopia Market

According to Market Scope, presbyopia currently affects approximately 1.9 billion people worldwide, or approximately 25% of the global population. According to Market Scope, the worldwide presbyopic population is expected to grow to approximately 2.1 billion people by the end of 2021. The global market opportunity for surgical treatment of presbyopia is large and growing due to the aging of the population. Globally, the median age is projected to increase from 29 years in 2011 to 38 years by 2050. Consistent with the expected growth in the worldwide presbyopic population, according to Market Scope, the annual number of presbyopia-correcting surgeries performed globally is expected to increase from approximately 712,000 procedures in 2015 to approximately 1.2 million procedures by 2020. According to Market Scope, corneal inlays are projected to be the fastest growing segment of this market and are expected to grow from approximately 18,000 procedures in 2014 to approximately 204,000 procedures in 2019. In addition, according to Market Scope, spending on devices, equipment and procedure fees for presbyopia-correcting surgery is expected to increase from approximately $476 million in 2015 to approximately $906 million in 2020 at the manufacturer level. We believe that the optimum market for our microlens is the emmetropic presbyopic market, which, as an example, in the U.S., is estimated at 38% of the total U.S. presbyopic population. We do not have marketing approval in many jurisdictions included in the foregoing global data, which jurisdictions collectively represent a majority of the worldwide presbyopic population. We have marketing approval in a number of strategic countries that we are targeting for commercialization and we are actively seeking marketing approval in the United States.

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

Our Solution

We have designed our microlens to address certain limitations of other surgical approaches to treat presbyopia. The critical aspects of our solution include:

•

Effective Treatment Option for Emmetropic Presbyopes. The largest sub-group of the presbyopic population is emmetropic presbyopes, or those individuals without significant refractive error who suffer from presbyopia. Emmetropic presbyopes account for approximately 38% of the total presbyopic population. We believe that ophthalmologists are generally reluctant to recommend a LASIK or IOL procedure as a solution for an emmetropic presbyope given the inherent risks and visual compromises of such procedures. Because our procedure does not involve the removal of the natural lens, the reshaping of the cornea or the removal of corneal tissue, we believe that ophthalmologists will be more likely to recommend our microlens as a solution for emmetropic presbyopes than a LASIK or IOL procedure.

•

Complementary Solution. While our solution is intended primarily for emmetropic-presbyopes, or those individuals who suffer from presbyopia but do not have any other visual disorder, it has also been used effectively on plano-presbyopes after laser procedures or lens replacement procedures for treatment of presbyopia.

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

We believe that surgical treatment for presbyopia represents a large new market opportunity for ophthalmic surgeons. The market for traditional surgical ophthalmic treatments, such as LASIK for myopia, hyperopia and astigmatism, and traditional monofocal IOLs for cataracts, is highly mature. Our procedure utilizes the femtosecond laser currently used for certain LASIK surgeries, cataract surgeries and cornea replacement surgeries. We believe that many ophthalmic clinics equipped with such lasers are not operating at full capacity, and we hope to utilize such untapped capacity. Our procedure would allow these ophthalmic clinics and ophthalmic surgeons to introduce a new treatment modality using their existing laser equipment, adding incremental revenue without the need for significant new capital commitments.

We believe demand is likely to be fueled further by the ever-evolving, near-vision needs resulting from the increasing reliance on smart phones, tablets and other technological advances requiring good near vision.

Our Technology

Our microlens is a disc shaped lens that has a refractive zone in the periphery designed to improve near vision problems associated with presbyopia. The two figures below illustrate the design of our microlens.

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

Ocular dominance is the tendency to prefer visual input from one eye to the other. Our microlens is implanted in a patient’s non-dominant eye to minimize impact to binocular uncorrected distance vision. Through implantation in the patient’s non-dominant eye, our solution seeks to exploit the brain’s ability to perceptually suppress central vision in one eye when the two eyes are receiving disparate stimuli and focus on the clearer images while ignoring the blurrier images. Prior to implantation, we require patients to wear a contact lens for near vision correction in their non-dominant eye for a minimum of five to seven days before insertion of our microlens in order to assess whether or not the patient is able to adapt to the change in the visual system. Not all prospective patients are able to adapt to the change in the visual system. Based on feedback that we have received from surgeons to date, we believe that approximately 40% of prospective patients who underwent monofocal contact lens correction in their non-dominant eye were unable to adapt to the change in the visual system and approximately 25% of prospective patients who underwent multifocal contact lens correction in their non-dominant eye were unable to adapt to the change in the visual system.

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

Distance Vision with Microlens

Insertion of our Microlens

Our microlens is surgically implanted in an outpatient setting. The procedure, requiring only topical anesthesia, typically takes a trained ophthalmic surgeon approximately 10 minutes. The procedure and equipment needed to create a corneal pocket to insert the microlens are similar to those currently used in LASIK procedures. In addition to our microlens inserter, we believe that the existing infrastructure in most ophthalmic clinics equipped with femtosecond lasers and existing surgical tools in ophthalmic surgery clinics is sufficient for our procedure.

The ophthalmic surgeon starts the procedure by making a mark on the cornea at the center of the visual axes in order to determine the most appropriate location of the corneal pocket as well as the microlens placement and alignment once in place. Then, using a 150 kilohertz or greater frequency femtosecond laser, the ophthalmic surgeon creates a pocket, approximately four to 5.5 mm in diameter, in the cornea of the patient’s non-dominant eye. Using a microlens inserter, the ophthalmic surgeon then inserts our microlens into the corneal pocket. Finally, the ophthalmic surgeon centers and checks the position of the implanted microlens before completing the surgery. The corneal pocket automatically seals itself within a few days, holding the microlens in place at the center of the eye’s visual axis.

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

Through February 2018, we have shipped approximately 2,200 of our microlenses to commercial partners outside of the United States, of which ophthalmic surgeons have implanted approximately 1,300.

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

We continue to evaluate our microlens through clinical studies and marketing and post-marketing evaluations in connection with regulatory requirements and our commercialization efforts. In addition, through February 2018, we have shipped approximately 2,200 of our microlenses to commercial partners outside of the United States, of which ophthalmic surgeons have implanted approximately 1,300.

Third Party Studies

Our microlens has been the subject of certain third party studies that have been conducted to assess the effectiveness and safety of our microlens. We did not commission these studies or design, review or oversee the implementation of their protocols (although we paid the annual fees of the institutional review board, or “IRB”, reviewing one such study in Japan), and we have limited information with respect to these studies. These studies have reported certain adverse effects relating to the safety and effectiveness of our microlens. In connection with the findings in certain of such studies and observations of other surgeons regarding our procedure, we have undertaken certain investigative actions as part of our ongoing risk mitigation efforts. See “Risk Factors—Risks Related to Our Business—If concerns regarding side effects from presbyopia-correcting surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.”

U.S. Staged Pivotal Clinical Trial

In May 2014, we began a staged pivotal clinical trial to seek marketing approval for our microlens in the United States. See “Clinical Development and Commercialization Targets” below for a description of this study. For a description of adverse events to date in this study, see “Risk Factors—Risks Related to Our Business—If concerns regarding side effects from presbyopia-correcting surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.”

On May 23, 2017, we reported the following data from our U.S. staged pivotal clinical trial. Through May 19, 2017, 421 subjects had undergone insertion of the Company’s microlens during the staged pivotal clinic trial that the Company is performing to obtain the clinical data required to enable the Company to obtain pre-market approval from the FDA. Data (representing 100% of the study cohort at month 18 and excluding subjects who had the Microlens explanted or those that did not return for scheduled trial visits and considered lost to follow-up) made available to the Company in May 2017 indicates that:

•	Subjects gained an average of 5 lines of uncorrected near visual acuity (the ability to see close objects without prescription enhancement) in treated eyes (Figure A).
•

Approximately 82% of subjects achieved 20/40 or better uncorrected distance vision in treated eyes (Figure B) and there was little to no change in binocular uncorrected distance vision from preoperative values (Figure C), and

•

Approximately 98% of subjects achieved 20/40 or better best corrected distance vision in the treated eyes (Figure D) and there was little to no change in binocular best corrected distance vision from preoperative values (Figure E). (Presbia Flexivue MicrolensTM is designed to take advantage of binocular vision. Most patients have the ability to fuse images in the brain from each eye to ensure the best image. This process is known as “neuroadaptation.”).

The following chart summarizes the uncorrected near visual acuity in the treated eyes:

Figure A

The following chart summarizes the uncorrected distance vision in the operated eyes:

Figure B

The following chart summarizes the binocular uncorrected distance visual acuity:

Figure C

The following chart summarizes the best corrected distance vision in the operated eyes:

Figure D

The following chart summarizes the binocular best corrected distance vision:

Figure E

Notwithstanding these results, we cannot assure you when or whether the Company will obtain pre-market approval, or what expenditures the Company will incur whether or not we obtain such approval, given the many significant risks associated with seeking such an approval from the FDA. Furthermore, certain adverse events have been reported as part of the on-going staged pivotal clinical trial. For a discussion of previously reported adverse events, please see the risk factors, including the risk factor titled “If concerns regarding side effects from presbyopia correction surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.”, in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

The Company requires PMA approval in order to market its products in the United States.

To date, 100% of the subjects have passed through the 24-month post-operative visit.  We are in the process of analyzing this data and preparing to submit to the FDA.  We are targeting submission to the FDA of our final PMA module, containing 24-month data, in the second quarter of 2018.  We do not expect to disclose any additional clinical data until we have received FDA approval or feedback on our fourth module PMA submission.

Clinical Development and Commercialization Targets

In December 2013, we received approval from the FDA to commence a staged pivotal clinical trial of our microlens in the United States. This clinical trial is a prospective, non-randomized, unmasked, multicenter clinical investigation. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States. Beginning in June 2014, each of these subjects underwent insertion of our microlens in the subject’s non-dominant eye. Based on six-month data on 52 of these subjects, in January 2015, we submitted to the FDA an interim safety report as a supplement to our IDE. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. Through February 15, 2018, 346 subjects have undergone insertion of our microlens in the second stage of this study. All subjects will be followed for three years following implantation. Subjects from outside the United States are not enrolled in this study. The primary endpoint is UCVA-near at 24 months post- implantation, together with safety objectives such as a low rate of ocular adverse events, endothelial cell loss over time in the operated eye, and an assessment of BCVA-distance and contrast sensitivity in the operated eye (the visual ability, with distance vision correction in place, to see objects that may not be outlined clearly or that do not stand out from their background). Although our microlens is designed to be removable, our IDE requires any removal to be reported as an adverse event. We are pursuing a modular PMA submission strategy whereby we submitted to the FDA information regarding biocompatibility in the second quarter of 2016. We submitted to the FDA the second and third PMA modules in the first quarter of 2017, which contains information regarding preclinical testing, engineering and manufacturing. We are targeting submission to the FDA of our final PMA module, containing 24-month data, in the second quarter of 2018. We are targeting PMA approval of our microlens in the fourth quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on all available subjects in the fourth quarter of 2018. These milestones could be delayed by further interactions with the FDA or by a variety of other factors, including the final design of the study that is approved by the FDA, and are subject to risks and uncertainties. There can be no assurance that the FDA will grant our PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule. In addition, the FDA may require us to conduct post-approval studies as a condition of approval.

Outside of the United States, we plan to focus our commercialization and ongoing clinical trials in Germany and South Korea.

Strategy

Our goal is to become the leading provider of corneal lens implants for patients with presbyopia, which includes obtaining regulatory approval of the Flexivue Microlens from the FDA and, through our European CE Mark, selective commercialization and ongoing clinical trials in Germany and South Korea.

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

On December 10, 2017, our board of directors approved the re-ordering of the Company’s operational priorities, focusing its resources on FDA approval of its microlens and ongoing clinical trials and commercialization efforts in Germany and South Korea.  These actions reduce the pre-FDA approval marketing, manufacturing and engineering expenses associated with the post-FDA approval U.S. commercial launch of our microlens.

Sales & Marketing

We intend to utilize a direct selling structure unless a country requires us to sell through a distributor, agent or we determine that a distributor/agent will offer us a more effective path to commercialization.  We have a focused team consisting of our European commercial vice president, our clinical services director, clinical application specialists and surgical trainers. Our microlens and the procedure to implant our microlens are not currently reimbursed through private or governmental third-party payors in any country, nor do we anticipate that our microlens and the procedure to implant our microlens will be reimbursable through private or governmental third-party payors in the foreseeable future. Although the commercialization of our microlens depends on a prospective patient’s ability to cover the costs of our microlens and the implantation procedure and we believe that a substantial portion of presbyopes worldwide do not have the financial means to cover the costs of our microlens, we believe that a direct patient-pay model enables medical providers to avoid pricing pressure from private or governmental third-party payors. We do not have control over the prices that medical providers charge patients for our microlens and the implantation procedure.

Research and Development

We remain focused on advancing our technology and continuing to improve our microlens. We maintain an active internal research and development process, which also includes clinical activities and regulatory affairs. We expended $7.1 million and $5.5 million for research and development during the years ended December 31, 2017 and December 31, 2016, respectively.

Intellectual Property

Our commercial success depends, in part, on our ability to obtain and maintain proprietary protection for our products, technologies and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing on our proprietary rights. We strive to protect our investment in the research, development, manufacturing and marketing of our products through the use of patents, trademarks, copyrights and trade secrets, as well as customary confidentiality and other contractual protections. We own intellectual property related to refractive powered inlays to treat presbyopia.  We believe that our intellectual property portfolio, specifically the patents therein, also gives us the ability to expand into broader vision correction solutions if we so decide. However, the extent to which our intellectual property will provide us with protection and enable us to commercialize our proprietary technology without interference from others is subject to numerous risks. See “Risk Factors—Risk Relating to Our Intellectual Property.”

Patents

We currently own six issued U.S. patents, and four pending U.S. patent applications, all of which we consider material to our business. Three of our existing patents relate to our microlens inserter and corresponding methods of use; these patents expire in 2030 or 2031.  Two additional patents relate to the method and apparatus to package and transport our microlens, making it readily accessible; these patents expire in 2030. The other patent relates to a method that can be used by a laser to cut a pocket in the cornea and insert the microlens; this patent expires in 2028. Our four pending applications relate to a method and apparatus to package and transport our microlens, to an extension of the method for laser cutting a corneal pocket to insert our microlens, to the apparatus and method to use a preloaded inserter to insert our microlens, and a system for inserting our intracorneal lens.

Additionally, we have a total of 33 foreign patent applications, 27 of which are still pending in Australia, Brazil, Canada, China, Europe, Israel, Hong Kong, India, Japan, Korea and Russia. The foreign applications correspond to the content of the six issued U.S. patents. We currently own a patent in Canada, which corresponds to the U.S. patent which covers the method and apparatus to insert our microlens, and we have granted applications in Israel and China which correspond to the same U.S. patent. We also own patents in Japan and Australia, which correspond to the U.S. patent which covers the microlens inserter.

Our patents and patent applications may allow us to exclude others from practicing our proprietary inventions and may provide us with an opportunity to obtain royalties or cross-licenses of intellectual property from other manufacturers. Because we have limited knowledge of the research and development efforts and strategic plans of our competitors, we can only estimate the value of our patents and patent applications. Competitors may be able to design products and/or processes that avoid infringing our patent portfolio as it may exist from time to time. We may choose to abandon any of our issued or pending U.S. and/or foreign patents and/or patent applications that no longer match our commercialization and IP strategy.

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

We expect to compete against companies that are developing corneal inlay surgical solutions for presbyopia, such as the KAMRA lens owned by Sightlife Surgical Inc., which acquired the product from AcuFocus, Inc. in March 2018. The KAMRA corneal inlay attempts to use small aperture optics to reduce distortion by eliminating peripheral light rays and limiting the width of diverging light rays. The KAMRA completed pivotal clinical trials in the U.S. and received FDA approval in April 2015. LensGen, Inc. is a newer company with little publicly available information regarding its intraocular lens which is being designed to harness fluidics and displacement to manipulate curvature to better capture light. ReVision Optics, Inc., which developed a corneal inlay solution and received FDA approval in June 2016, discontinued commercial activity in February 2018. Refocus Group, Inc. has developed the VisAbility Micro-Insert System, a procedure performed on both eyes and consisting of micro implants inserted just below the surface of the eye. Refocus Group, Inc. submitted its final module to the FDA for pre-market approval of the VisAbility Micro-Insert System in December 2017. The KAMRA corneal inlay, like the Presbia microlens, has marketing approval in certain jurisdictions outside the United States, including the EEA, and can be expected to compete with Presbia in such jurisdictions. However, we believe our microlens is less cosmetically conspicuous than the KAMRA and offers a wider range of optical power corrections.

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

We currently have certified ISO Class 8 cleanroom manufacturing capacity in Irvine, California. Items manufactured in this facility to date have been used solely for the current IDE. We believe the facility is scalable to meet future U.S. and out of the U.S., or “OUS”, demand with the Irvine facility having received all applicable regulatory registrations, approvals and certifications in December 2016, allowing us to manufacture CE marked products at this site. Our U.S. facility received regulatory approval from the State of California to manufacture our microlens for our U.S. staged pivotal trial, and during 2014 and 2015, this facility provided all of the required lenses that were used in the treatment phase for our ongoing IDE. Additionally, our U.S. facility has demonstrated conformity with the Essential Requirements under Annex I of Directive 93/42/EEC, referred herein as the EU Medical Device Directive, with respect to the manufacture of our microlens for sale in the EEA and FDA Quality System Regulation 21 CFR Part 820, current good manufacturing practices (“CGMPs”).

We believe that our current manufacturing arrangements are sufficient to support our foreseeable manufacturing needs. Product manufactured at the Irvine, California site includes lens manufacturing, final assembly, and packaging.  Sterilization for the Irvine manufactured product is conducted at an FDA registered and ISO 13485 certified full service medical device contract manufacturer. Inventory of our microlens is housed at our facilities in Ireland as well as in Irvine, CA.

Sources and Availability of Raw Materials

We use a wide range of raw materials in the production of our products, with most of the raw materials and components being purchased from external suppliers. The hydrophilic acrylic material used to manufacture our microlens is supplied to us by a single supplier located in the United Kingdom. We would be required to obtain approval from the FDA in the event that we wished to use different material or similar material from a different supplier with respect to any products to be offered and sold in the United States. Although we do not have a guaranteed supply commitment from our sole supplier of such hydrophilic acrylic material, we believe that such supplier will be able to sufficiently meet our currently anticipated supply needs. Additionally, we do not currently have any long-term agreements in place for the supply of any other raw materials used in manufacturing of the microlens, however, all other materials are currently readily available from a number of suppliers, both in the United States and abroad.

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

Premarket Approval

A PMA application must be submitted to the FDA if, as is the case with the microlens, the device cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process and requires proof of the safety and effectiveness of the device to the FDA’s regulations. Accordingly, a PMA application must be supported by extensive data including, but not limited to, technical information regarding device design and development, pre-clinical and clinical trials, data and labeling to support the FDA’s determination that the device is safe and effective for its intended use. After a PMA application is complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application takes between one and three years, and may take significantly longer. During this review period, the FDA may request additional information and/or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with its Quality System Regulations, or QSRs, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement actions, including the loss or withdrawal of the approval. New PMA applications or PMA application supplements are required for significant modifications to the manufacturing process, as well as for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

Our microlens, as an implanted device, cannot be marketed and sold in the United States without PMA approval. We anticipate that other products that we may develop in the future, as well as modifications to our existing products, will also be associated with the implantation process and thus in all likelihood will be subject to PMA approval rather than 510(k) clearance.

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

Clinical Trials

Clinical trials for a Class III device may begin once the IDE application is approved by the FDA and the responsible IRBs at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to unacceptable health risks that outweigh the benefits of participation in the study. During a study, sponsors are required to comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record-keeping and with prohibitions on promoting investigational devices or making safety or effectiveness claims for them. Sponsors are also responsible for the appropriate labeling and distribution of investigational devices.

We began enrollment for our U.S. staged pivotal clinical trial in May 2014 and began treating patients in June 2014. Initially, 75 subjects underwent insertion of our microlens at six investigational sites in the first stage of this study. Based on six-month data on 52 of these subjects, in January 2015, we submitted an interim safety report to the FDA along with a supplement to our IDE requesting approval to begin second stage enrollment. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. We were authorized to enroll up to an additional 337 subjects at up to nine additional investigational sites. The clinical trial that we have commenced for our microlens is expected to extend at least through 2018. We do not anticipate receiving the approval for our microlens before the fourth quarter of 2018.

Our clinical trials must be conducted in accordance with U.S. federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. The investigators must obtain patient informed consents, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record-keeping requirements.

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

In February 2010, we received a CE certificate of conformity from our notified body (a private organization designated by the competent authorities of the EEA to conduct conformity assessments and verify the conformity of manufacturers and their medical devices with Essential Requirements laid down in Annex I of the EU Medical Devices Directive) for our microlens allowing the CE mark to be affixed to our microlens, permitting our microlens to be placed on the market within any state in the EEA and, through mutual recognition agreements, Switzerland (subject to certain localized registration and language requirements). In May 2013, we issued a declaration of conformity for our microlens inserter allowing the CE Mark to be affixed to our microlens inserter. We have also obtained an ISO 13485 quality system certification, which confirms that our medical device manufacturing quality management system is compliant with globally recognized standards set forth by the International Organization for Standardization. We are required to keep up-to-date and remain compliant with the most recently issued standards. In order to maintain our certificate of conformity and CE Mark, we must continue to comply with the EU Medical Devices Directive and pass annual facilities audit inspections by an inspection agency of the EEA to ISO 13485 standards. In addition, a notified body or other competent authority in an EEA country may perform post-marketing audits on our products and premises from time to time. Failure to comply with such requests in a timely manner, and any adverse findings in any such audit, could result in the withdrawal of our certificate of conformity and our CE Mark, and the recall or withdrawal of our products from the EEA market. Each certificate of conformity may be valid for a maximum of five years but would typically be valid for three years. Our existing certificate of conformity for our microlens is valid until March 2019, and our CE Mark is valid until June 2018. At the end of each period of validity, we are required to apply to the notified body for a renewal of our certificate of conformity. There may be delays in the renewal of our certificate of conformity and the notified body may require modifications to our products or to the related technical files before it agrees to issue a new certificate of conformity.

On May 5, 2017, the European Commission officially published the Medical Device Regulation (MDR 2017/745) and came into force on May 25, 2017. Manufacturers of currently approved medical devices will have a transition time of three years until May 26th 2020 to meet the requirements of the MDR. For some manufacturers the new MDR provides an additional time after the date of application allowing them to place new products for a maximum of 4 more years on the market. Additional requirements will apply for this extended transition period.

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

Employees

As of December 31, 2017, we had 24 employees, one of whom holds a doctorate in optical physics and physiological optics degree, and three of whom hold other advanced degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Facilities

Our operations are currently conducted at three leased facilities. We lease two locations with an aggregate of approximately 17,500 square feet of office, laboratory and manufacturing space in Irvine, California, of which one facility consisting of approximately 8,500 square feet is vacant and is available for subtenant lease. We lease 610 square feet of office and warehouse space in Dublin, Ireland. Our corporate headquarters is currently located at our Dublin location.

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

In August 2015, Presbia Holdings distributed the 9,166,667 ordinary shares of Presbia PLC, referred to herein as the 2015 Capital Contribution and an additional 500,000 ordinary shares acquired from the initial public offering for an aggregate of 9,666,667 ordinary shares, to its ordinary shareholders. Presbia Holdings was liquidated in November 2015.

Our corporate structure is set forth below.

Our principal executive offices are located at Suite 7, Sandyford Office Centre, 17 Corrig Road, Sandyford, Dublin 18 Ireland, and our telephone number is +353 (1) 551 1487.

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

We are an ophthalmic device company with a limited operating history. We do not possess the regulatory approvals necessary to market our products in the United States, and we continue to incur significant research and development, sales and marketing and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our formation. Our net losses for the years ended December 31, 2017 and 2016 were $17.0 million and $15.8 million, respectively. As of December 31, 2017, we had an accumulated deficit of $88.3 million.

We expect to continue to incur significant losses for the foreseeable future. We expect that these losses and our cash needs will increase in the near term as we continue to conduct our staged pivotal clinical trial in the United States, seek marketing approval in other countries, and commercialize our products in those non-U.S. markets where we are permitted to sell our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise capital.

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

The United States is a key market for commercialization of our microlens. Before we can market our products in the United States, we must conduct and successfully complete extensive clinical trials and then receive PMA from the FDA. The earliest that we can reasonably expect to receive a PMA for our microlens is in the fourth quarter of 2018, and it is possible that none of our existing products or any products we may seek to develop in the future will ever obtain a PMA. Furthermore, even if we were to obtain a PMA, neither approval by the FDA nor our existing CE Mark ensures approval by regulatory authorities in other countries or jurisdictions that we are targeting for commercialization of our microlens, and approval by one regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA.

The time required to obtain approval by the FDA and comparable non-U.S. regulatory authorities is unpredictable and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, approval policies, regulations or the type and amount of preclinical and clinical data necessary to gain approval may change during the course of a product’s life-cycle and may vary among jurisdictions. We will be required to undertake and complete certain studies to generate data required to support submissions to the FDA and certain other regulatory authorities, which studies may require additional capital and time. If we do not receive or maintain regulatory approvals for our products in the United States and other jurisdictions that we target for commercialization of our products, we will not be able to successfully commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business, results of operations and financial condition.

Based on our current plan, we believe we will need additional capital to support our operations.

Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2017 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K.  Our current commercialization and clinical trial strategy is targeted to countries where we believe we can establish the market for our microlens. This commercialization and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority. We need to raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We are an ophthalmic device company with a limited operating history. We do not possess the regulatory approvals necessary to market our products in the United States, and we continue to incur significant research and development, sales and marketing and general and administrative expenses related to our operations.  As a result, we have not generated any significant revenue from operations since inception, and we have incurred substantial net losses to date.  Our net losses for the years ended December 31, 2017 and 2016 were $17.0 million and $15.8 million, respectively. As of December 31, 2017, we had an accumulated deficit of $88.3 million. Meaningful revenues will likely not be available until, and unless, our microlens is approved by the FDA and successfully commercialized. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

Our microlens is currently our sole product and we are highly dependent on the successful marketing and sales of this product. There is no assurance that we will be able to develop any additional products.

Our microlens is currently our sole product focus. We may fail to successfully commercialize our product. Successfully commercializing medical devices such as our microlens is a complex and uncertain process, dependent on the efforts of management, distributors, outside consultants and general economic conditions, among other factors. Any factors that adversely impact the commercialization of our microlens including, but not limited to, the delay or denial of regulatory approvals that we seek, competition or acceptance in the marketplace, will have a negative impact on our business, results of operations and financial condition. We cannot assure you that we will be successful in developing or commercializing any potential enhancements to our microlens or any other products. Our inability to successfully commercialize our current products and/or successfully develop and commercialize additional products or any enhancements to our products which we may develop would have a material adverse effect on our business, results of operations and financial condition.

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
•

retaining patients who have initiated a clinical trial, but may withdraw due to treatment protocol, adverse effects from the therapy, lack of efficacy from the treatment or personal issues or who may not return for a sufficient number of post-operative visits. Clinical trials may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

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

Our product development costs will increase if we experience delays in testing or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur in any jurisdiction and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to independent ethical committees, known as IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, IRBs or other regulatory authorities may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable law or regulatory requirements, including if they present an unacceptable safety risk to patients. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, an IRB or other reviewing entities, or any of our clinical trial sites suspend or terminate our U.S. staged pivotal trial, the commercial prospects for our products may be harmed and our ability to generate revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product. Also, if our U.S. staged pivotal trial is delayed, our competitors may be able to bring products to market before we do or further entrench their products in the market, and the commercial viability of our product candidates could be significantly reduced. For example, the KAMRA received FDA approval in April 2015 and Revision Optics, Inc. received FDA approval in June 2016 for its corneal inlay.  In February 2018, Revision Optics ceased business operations.  In March 2018, AcuFocus sold its AcuFocus KAMRA corneal inlay designed for surgically treating presbyopia to SightLife Surgical, a private company, for an undisclosed amount.

If concerns regarding side effects from surgical procedures to improve near vision generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.

Concerns about potential side effects and long-term results may negatively impact market acceptance of surgical procedures to improve near vision generally or our products specifically, result in potential liability for us and prevent us from growing our business. Any undesirable side effects that may be discovered in our clinical trials or evaluations or in any third party studies or evaluations as part of our post marketing vigilance obligations could delay or prevent regulatory approval, including FDA approval, could prevent us from maintaining our existing regulatory approvals or our CE mark, or limit marketability of our products.

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

In addition, our microlens has been the subject of certain third party studies that have been conducted to assess the effectiveness and safety of our microlens. We did not commission these studies or design, review or oversee the implementation of their protocols, and we have limited information with respect to these studies. These studies have reported certain adverse effects relating to the safety and effectiveness of our microlens and microlens inserter. With respect to the below referenced third-party study conducted in Japan, we paid the annual fees of the IRB which reviews the study’s protocol. The types of adverse events observed in these third-party studies include:

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

•

Brazil - Third-party study conducted beginning in 2012 in 22 patients evaluated the effectiveness and safety of our microlens. The following adverse events were reported as part of this study: before the study two lines loss of UCVA-distance vision. No additional adverse events were reported in the study.

•

Russia - Third-party study was conducted in 2012 in Russia in ten patients. This study reported the following adverse events: a decrease in UCVA-distance and BCVA-distance due to night glare; removal of our microlens and minimal debris.

We are aware of certain adverse events observed in the commercial setting. Between 2015 and 2017, three adverse events were reported. In a commercial setting in Ireland, two cases of microbial infection were reported. Neither case resulted in explantation of the microlens with the issue resolving with topical medications. After an extensive investigation conducted by Presbia, it was determined that the two incidents were not associated with the microlens and the HPRA (Health Products Regulatory Authority), the Irish competent authority, closed the two cases. A third incident was reported involving suspected corneal ectasia, which resolved with explantation of the microlens. If our microlens or microlens inserter or any other equipment supplied by us are ultimately determined to produce undesirable side effects, including posing a health risk through the deposit of foreign particles in a patient’s eye, such determination could result in the suspension of our U.S. staged pivotal clinical trial, delay, make it more difficult and expensive for us to receive and/or prevent us from receiving, or prevent us from maintaining, regulatory approvals, including FDA approval or our CE mark, limit marketability of our products and subject us to lawsuits or claims.

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

In June 2008, Biovision AG, a Swiss company, was liquidated in bankruptcy in Switzerland. Vladimir Feingold, formerly one of our directors, a consultant to us, and our former Chief Technology Officer, was a minority owner of Biovision AG and served as its President and Chief Executive Officer. During the bankruptcy auction in Switzerland, Thomke Invest AG, or Thomke, purchased certain assets of Biovision AG with the stated intention of transferring those assets to Biovision Technology AG, which became Neoptics AG. We subsequently acquired assets from Neoptics AG in the third quarter of 2016. Disputes arose as to the scope of the purchased assets, the propriety of the Swiss auction, and what persons or entities had superior rights with respect to certain property, data, know-how, processes, and technology relating to a specialized surgically implanted lens to treat presbyopia, which we refer to collectively as the Disputed Assets.

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

The Thomke Action and the Visitome Action were eventually consolidated. On December 12, 2012, the parties to the various lawsuits and certain of their affiliates entered into a settlement agreement to settle the three lawsuits. The parties to the settlement agreement included certain of our affiliates, including Mr. Feingold, Mr. Loshitzer, Visitome, Inc., PresbiBio, LLC, Presbia Holdings and Orchard Capital Corporation. We subsequently acquired assets from Neoptics AG in the third quarter of 2016.

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

The market for surgical presbyopia correction is intensely competitive, both in and outside of the U.S., and competition may increase. In addition to our company, there are several other companies who have developed or are currently developing competing corneal inlay or other micro implant solutions—SightLife Surgical, Inc., LensGen Inc. and Refocus Group, Inc.. The KAMRA, purchased by SightLife Surgical Inc. from AcuFocus in March 2018, completed pivotal clinical trials in the U.S. and received FDA approval in April 2015. Refocus Group, Inc. submitted its final module to the FDA for pre-market approval of the VisAbility Micro-Insert System in December 2017. Other non-corneal inlay procedures also offer solutions to presbyopia, including: monovision approaches (whereby one eye, typically the dominant eye, is corrected for distance vision and the other eye is corrected for near vision using glasses, contact lenses or surgical procedures); multifocal approaches (whereby both a distance focus and a near focus are provided at the same time in each eye using glasses, contact lenses, surgically implanted artificial lenses or laser surgery); and accommodating approaches (whereby surgically implanted artificial lenses are designed to mimic the movement of the natural crystalline lens of the eye or techniques are used to attempt to restore the function of the eye’s own accommodative system). Certain companies enjoy competitive advantages over us, including, but not limited to: significantly greater name recognition; established relations with healthcare professionals and customers; established distribution networks; additional lines of products; greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved or CE marked products; greater financial and human resources for product development, sales and marketing, and patent litigation; and earlier commencement and successful completion of U.S. pivotal clinical trials. To compete in this market requires an ongoing, extensive search for technological innovation and the ability to respond to rapid technological change. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, complete conformity assessment and CE mark products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective patients and medical professionals. A better-financed or lower-cost provider of corneal inlay surgical solutions or a competing vision treatment could take market share away from us or force us to lower product prices, causing our revenues and results of operations to decline materially.

If our microlens is approved by FDA but fails to achieve an adequate level of acceptance by ophthalmic surgeons, we will not be able to generate sufficient revenue to become or remain profitable. Ophthalmic surgeons play a significant role in determining the course of treatment and, ultimately, the type of products that will be used to treat a patient for presbyopia. If our microlens fails to receive an adequate level of market acceptance from ophthalmic surgeons, clinical staff and the broader ophthalmic community (including optometrists) and we do not convince ophthalmic surgeons and other ophthalmic stakeholders that our products are attractive alternatives to our competitors’ products as well as a complementary solution to other existing vision correction procedures, we will never generate sufficient revenue to become or remain profitable.   Market adoption of corneal inlays by surgeons in the U.S. market has been much slower than anticipated. For example, Revision Optics, a former competitor of ours which received FDA approval for its Raindrop Near Vision Inlay in June 2016, experienced challenges in driving market adoption of its inlay and closed its business operations in February 2018.  Obtaining market acceptance for corneal inlays such as ours, which require a significant number of patient follow-up visits, is challenging.  As a result, it will be important for us to effectively market our products to ophthalmic surgeons, clinical staff and the broader ophthalmic community (including optometrists). Acceptance of our products depends on educating ophthalmic surgeons and their clinical staff as to the distinctive characteristics, perceived clinical benefits, safety and cost effectiveness of our products as compared to our competitors’ products as well as the utility of our microlens to be used as a complementary procedure to existing surgical treatments for visual problems. It also depends on training ophthalmic surgeons and their clinical staff in the proper application of our products. To date, we have deployed limited resources to market our products in certain targeted jurisdictions outside the U.S. If we are not successful in appropriately convincing ophthalmic surgeons and their clinical staff of the merits of our products or educating them on the use of our products, they may not use our products and we will be unable to fully commercialize our products or reach profitability. Ophthalmic surgeons and/or their clinical staff may be hesitant to change their medical treatment practices for the following reasons, among others:

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

There is a learning process involved in ophthalmic surgeons and their clinical staff becoming proficient in the use of our products. It is critical to the success of our commercialization efforts to train a sufficient number of ophthalmic surgeons and to provide them with adequate instruction in the use of our microlens. This training process may take longer than expected and may therefore affect our ability to increase sales. Following completion of training, we expect to rely on the trained ophthalmic surgeons to appropriately advocate the benefits of our products in the broader marketplace. Convincing ophthalmic surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you we will be successful in these efforts. If ophthalmic surgeons and their clinical staff are not properly trained, they may misuse or ineffectively use our products. Such uses may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which would have a material adverse effect on our business, results of operations and financial condition.

Our reliance on a limited number of third-party suppliers for our microlens could harm our ability to meet demand for our products in a timely and cost effective manner.

We have manufacturing capacity in Irvine, California, but items manufactured in that facility to date have been produced solely for IDE use in the U.S. We believe the facility is also scalable to meet future U.S. and out of the U.S., or OUS, demand once it has received all applicable regulatory registrations, approvals and certifications. In December 2016, we received approval to manufacture CE mark products in Irvine. Our U.S. facility received regulatory approval from the State of California to manufacture our microlens for our U.S. staged pivotal trial and during 2014 and 2015 provided all of the required lenses that were used in the treatment phase for 421 patients. Also, our U.S. facility has demonstrated conformity with the Essential Requirements of the EU Medical Devices Directive with respect to the manufacture of our microlens for sale in the EEA, including all applicable quality assurance requirements. We may continue to utilize our existing Israeli supplier for products sold outside of the U.S., including in the EEA, if OUS demand exceeds our internal manufacturing capacity. Given the location of our Israeli supplier, the supply of our microlens could be disrupted if events were to occur in the Middle East that resulted in social, political, economic or military instability. Our supply agreement with this supplier expired in January 2017 and going forward we may continue to utilize this supplier and would order products on a purchase order basis. Whether we manufacture our microlens at our California facility, order products from our existing Israeli supplier or identify one or more alternate suppliers, we cannot assure you that we will be able to obtain sufficient quantities of our microlens in the future, which could have a material adverse effect on our business, results of operations and financial condition.

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

We may not be able to successfully implement our commercialization strategy. To implement our commercialization strategy of initially dealing directly with ophthalmic clinics, we must, among other things, appropriately educate the decision-makers within these organizations regarding the advantages of our products and processes, train professionals working in those centers on how to use our products, enter into commercially reasonable agreements with those centers and engage in careful follow-up to capture relevant experience and demonstrate our goal to partner with our laser center customers. Our strategy of focusing exclusively on the presbyopia market may limit our ability to grow. Moreover, even if we successfully implement our commercialization strategy, our operating results may not improve or may decline. We may decide to alter or discontinue aspects of our commercialization strategy and may adopt different strategies due to business or competitive factors not currently foreseen, such as new medical technologies that would make our products obsolete. Any failure to implement our business strategy may materially and adversely affect our business, results of operations and financial condition.

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

Our ability to utilize net operating losses to offset future taxable income under Irish tax regulations may be limited due to the historical tax losses incurred by our Irish trading entity, Presbia Ireland Limited, have been on a pre-trading basis. Under the Irish rules, only such losses that occur within a three year period prior to commencing trading can be utilized to offset future trading taxable income.

Additionally, Presbia PLC has been categorized as a holding company under Irish tax regulations and, as such, losses incurred by Presbia PLC are not deductible for tax purposes and do not result in tax loss carryforward against future taxable income.

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

Presbia PLC and Presbia Ireland, Limited are incorporated in and resident for tax purposes in Ireland. Accordingly, they are subject to Irish corporation tax on their worldwide income and gains. The current rates of Irish corporation tax are 12.5% for certain trading income, 25% for all other income, and 33% for capital gains. It is anticipated that we will be subject to the lower rate of Irish corporation tax applicable to our trading income (currently 12.5%) on the basis that we will be carrying on a trade in Ireland for Irish tax purposes. However, we cannot guarantee that our activities in Ireland will be sufficient to qualify for trading status in respect of all or any portion of our income. There is no comprehensive definition of what constitutes “trading” for Irish tax purposes, and whether or not a company is carrying on a trade in Ireland for Irish tax purposes is determined on the facts of each individual case. Consequently, we cannot assure you that the Irish Revenue (Tax) authorities would accept our trading status for Irish tax purposes in respect of all or any portion of our income. If it is determined that we are not in fact carrying on a trade in Ireland for Irish tax purposes, our income in Ireland could be subject to a 25% tax rate.

Changes in tax laws or tax rulings in the U.S. and abroad could have a significant adverse impact on our effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was enacted into law. The TCJA makes significant changes to the U.S. taxation of our domestic and international operations. The TCJA contains a number of provisions that may adversely impact our effective tax rate or operating cash flows going forward, including:

•	The limitation on the amount of interest expense deduction available to our U.S. subsidiaries to the extent we are unable to absorb any unused interest deductions over time;

•	The “Base Erosion Anti-Abuse Tax”, which requires our U.S. subsidiaries to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates;

•	Provisions that may deny deductions for certain payments made by our U.S. subsidiaries to non-U.S. affiliates to the extent such payments are classified as “hybrid payments”; and

•

The one-time transition tax (i.e. toll charge) on the pre-2018 earnings of certain non-U.S. subsidiaries.  The tax is payable over eight years, but is not dependent on our future earnings and therefore may have an adverse impact on our future operating cash flow.

Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws which could impact our effective tax rate or future tax obligations. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Sharing Project, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

We would be adversely affected if, either based on current law or in the event of a change in law, the Internal Revenue Service (“IRS”) did not agree that Presbia is a foreign corporation for U.S. federal tax purposes.

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

In addition, the TCJA significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate from a maximum of 35% to a flat 21%, implementing a modified territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and changing the rules which determine whether a U.S. person is a U.S. shareholder of a controlled foreign corporation, or CFC, for 2017 and onwards. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our ordinary shares is also uncertain and could be adverse.

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

As of December 31, 2017, we had 24 employees. Whether or not we grow by acquisition or internal growth, we expect that it will be necessary to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and fully commercialize our products. Our systems currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

•	manage our clinical trials effectively;
•

provide substantial clinical, training, sales and operational support to ophthalmic centers at the time that we enter into contractual relationships with them and provide ongoing support even after the centers are fully trained;

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

We face the risk that the use or misuse of our products may result in adverse side effects to patients in our clinical trials. We face even greater risks in connection with the commercialization of our products, including our current sales outside of the U.S. Although we maintain product liability insurance and request that ophthalmic clinics and hospitals offering our products, and the physicians at such facilities, maintain product liability insurance, any such insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer, and we may be required to increase our product liability insurance coverage for trials that we initiate in the future. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. To the extent that we provide indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our products caused an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

Our current products are Class III devices under the U.S. Food, Drug and Cosmetic Act, or FDCA, and thus subject to more stringent regulatory controls than other medical devices. Before we can market or sell our microlens in the U.S., we must obtain approval of a PMA application from the FDA. Our IDE enables us to use our microlens in clinical studies in order to begin to collect safety and effectiveness data for the PMA application. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as implantable devices, as well as life-sustaining and life-supporting devices. The process of obtaining a PMA generally takes from one to four years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. We do not expect to receive our PMA any earlier than in the fourth quarter of 2018.

Future products that we may develop, as well as material modifications to our existing products, will require a PMA Supplement, new Clinical Data and/or a new PMA. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. Outcomes under the PMA process are difficult to predict, as are the time and expense associated with that process. Further, even if any of our future products do not require a PMA, we cannot assure you that we will be able to obtain clearances under Section 510(k) of the FDCA, or 510(k) clearances, which is a less onerous approval process than the PMA process, with respect to those products.

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

Any delay in, or failure to receive or maintain, approval or clearance for our products under development could prevent us from generating revenue in the U.S from these products or achieving profitability. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some ophthalmic surgeons from using our products and adversely affect our reputation and the perceived safety and effectiveness of our products.

In addition, even if we obtain the proper regulatory approval or clearance to market a product, the FDA has the power to require us to conduct post-market surveillance studies, which are designed to identify adverse events, device malfunctions or complaints from patients implanted with the device during a specified period after the commencement of commercial use in the U.S. The FDA may also require us to conduct post-approval studies to further monitor the safety and/or effectiveness of our products. Failure to conduct required surveillance or studies in a timely manner could result in the revocation of the PMA approval or 510(k) clearance for the product that is subject to such a requirement and could also result in the recall or withdrawal of the product, which would prevent us from generating sales from that product in the U.S.

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

In February 2010, we received a CE certificate of conformity from our notified body for our microlens allowing the CE Mark to be affixed to our microlens. In May 2013, we issued an EC declaration of conformity for our microlens inserter allowing the CE Mark to be affixed to our microlens inserter. We have also obtained an ISO 13485 quality system certification, which confirms that our medical device manufacturing quality management system is compliant with globally recognized standards set forth by the International Organization for Standardization. We are required to keep up-to-date and remain compliant with the most recently issued standards. In order to maintain our CE certificate and EC declaration of conformity and CE Mark, we must continue to comply with the EU Medical Devices Directive and pass annual facilities audit inspections by an inspection agency of the EEA to ISO 13485 standards. In addition, a notified body or other competent authority in an EEA country may perform post-marketing audits on our products and premises from time to time. Failure to comply with such requests in a timely manner, and any adverse findings in any such audit, could result in the withdrawal of our CE certificate and EC declaration of conformity and our CE Mark, and the suspension, recall or withdrawal of our products from the EEA market. Each certificate of conformity may be valid for a maximum of five years but would typically be valid for three years. Our existing CE certificate of conformity for our microlens is valid until November 2019. At the end of each period of validity, we are required to apply to the notified body for a renewal of our CE certificate of conformity. There may be delays in the renewal of our CE certificate of conformity and the notified body may require modifications to our products or to the related technical files before it agrees to issue a new certificate of conformity. We may face difficulties or delays in renewing our existing CE certificate of conformity in light of the new EU medical devices regulations.

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

On May 5, 2017, the European Commission officially published the Medical Device Regulation (MDR 2017/745) and came into force on May 25, 2017. Manufacturers of currently approved medical devices will have a transition time of three years until May 26th 2020 to meet the requirements of the MDR. For some manufacturers the new MDR provides an additional time after the date of application allowing them to place new products for a maximum of 4 more years on the market. Additional requirements will apply for this extended transition period.

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

Any modification to a PMA-approved device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, design or manufacture, may require approval of a PMA Supplement, new Clinical Data, and/or a new PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. If the FDA disagrees with any determination that we may make in the future and requires us to seek new PMA approvals for modifications to any previously approved or cleared products for which we have concluded that new approvals are unnecessary, we may be required to cease marketing or distribution of our products or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties.

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

Our ongoing research and development, pre-clinical testing, clinical trial and post-market evaluation activities will be subject to extensive regulation and review by numerous governmental authorities, both in and outside of the U.S. We are currently conducting a pivotal clinical trial under our IDE for our microlens, to gather information about these products’ safety, efficacy or optimal use. In the future we may conduct clinical trials to support approval of new products. All such clinical studies must be conducted in compliance with applicable regulations or the applicable regulatory authorities may take enforcement action. The data collected from these clinical studies may ultimately be used to support market clearance for these products. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the applicable regulatory authorities and notified bodies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

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

Prior to our initial public offering in January 2015, there was no public market for our ordinary shares. In January 2015, our ordinary shares were listed on the NASDAQ Global Market.  On February 12, 2018, the Company decided to transfer the listing of its ordinary shares from the NASDAQ Global Market to the NASDAQ Capital Market, which requires the Company to maintain at least $2.5 million of stockholders’ equity.  Subsequently, the Company’s ordinary shares were transferred from The NASDAQ Global Market to The NASDAQ Capital Market effective at the opening of business on February 14, 2018. There can be no assurances that we will maintain compliance with applicable NASDAQ Capital Market listing requirements.  Failure to maintain compliance with applicable NASDAQ listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Although our ordinary shares are listed on the NASDAQ Capital Market, an active, liquid, and orderly trading market for our shares may never develop or be sustained. If an active market for our ordinary shares does not continue to develop or is not sustained, it may be difficult for investors in our ordinary shares to sell shares without depressing the market price for the shares or to sell the shares at all.

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

Since our initial public offering, the trading price of our ordinary shares has been volatile, and it is likely that the trading price of our ordinary shares will continue to be volatile. As a result of this volatility, investors may not be able to sell their ordinary shares at or above the price paid for the shares. The market price for our ordinary shares may be influenced by many factors, including:

•	announcements regarding the timing, progress or results of our clinical trials, post-market evaluation studies, research and development programs and commercialization efforts;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	actual or anticipated fluctuations in our key operating metrics, financial condition and operating results;
•	third-party publications reporting findings with respect to the effectiveness and safety of our products;
•	difficulties in establishing relationships with ophthalmic clinics;
•	actual or anticipated changes in our growth rate;
•	announcements of technological innovations or new offerings by us or our competitors;
•	our announcement of actual results for a fiscal period that are worse than projected or expected or our announcement of revenue or earnings guidance that is lower than expected;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our products to achieve or maintain market acceptance;
•	changes in market valuations of similar companies;
•	success of competitive products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant products or services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States or other countries;
•	actual or threatened litigation involving us or our industry;
•	additions or departures of key personnel;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	further issuances of ordinary shares by us;
•	sales of ordinary shares by our shareholders;
•	repurchases or redemptions of ordinary shares; and
•	changes in general economic, industry and market conditions.

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

As of March 30, 2018, we had 17,121,857 ordinary shares issued and outstanding, of which 10,479,449 shares, or 61.2% of our total outstanding shares, are held by Richard Ressler and his affiliates, our controlling shareholder.

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

Richard Ressler, one of our directors and his affiliates, hold a majority of our issued ordinary shares. As of March 30, 2018, Mr. Ressler effectively controlled approximately 61.2% of the 17,121,857 shares outstanding. As a result, our controlling shareholder has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, our controlling shareholder has the ability to control or influence our management and our affairs. The concentration of voting power in our controlling shareholder may have an adverse effect on our share price. Furthermore, on December 14, 2017, we concluded a services agreement with OCV Management, LLC, a related party co-founded by Mr. Ressler and Mark Yung, our Chairman and CEO, for the purpose of providing management services to us.

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

Richard Ressler and his affiliates, including Mark Yung, our Chairman and CEO, hold a majority of the voting power of our issued ordinary shares. As a result, we are a “controlled company” within the meaning of the corporate governance rules of NASDAQ. Under these rules, a controlled company may elect not to comply with certain corporate governance requirements, including: the requirement that we have a compensation committee that is composed entirely of independent directors; the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors; and the requirement that a majority of the members of our Board be independent directors. We are utilizing and intend to continue to utilize some or all of those exemptions. Accordingly, you will not be similarly situated to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Our status as a controlled company could make our ordinary shares less attractive to some investors or otherwise harm our stock price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our operations are currently conducted at three leased facilities. We lease one location with an aggregate of approximately 9,000 square feet of office, laboratory and manufacturing space in Irvine, California. The lease expires in May 2022. In addition, we lease approximately 610 square feet of office and storage space in Dublin, Ireland. Our corporate headquarters are currently located at our Dublin location. In December 2017, we vacated excess office space in Irvine, California consisting of approximately 8,500 square feet in December 2017. We are actively seeking to sublease this space.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information for Ordinary Shares

On February 12, 2018, the Company decided to transfer the listing of its ordinary shares from the NASDAQ Global Market to the NASDAQ Capital Market. The Company's common stock continues to trade under the symbol "LENS". Prior to such time, our ordinary shares traded on The NASDAQ Global Market under the symbol “LENS.”. The following table sets forth the high and low sales prices per share of our ordinary shares as reported on The NASDAQ Global Market for the period indicated.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low
Dollars per share
First quarter	$3.74	$3.06	$6.00	$2.94
Second quarter	$3.24	$2.20	$4.99	$3.45
Third quarter	$4.54	$2.03	$5.50	$3.79
Fourth quarter	$5.35	$1.93	$4.97	$3.25

The last reported sales price of our ordinary shares as reported on The NASDAQ Capital Market on March 15, 2018 was $3.06 per share.

Shareholders

As of March 30, 2018, there were twenty-one registered holders of record of our ordinary shares. This number does not reflect the beneficial holders of our ordinary shares who hold shares in street name through brokerage accounts or other nominees.

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

Overview

We are an ophthalmic device company which has developed and is currently marketing a proprietary optical lens implant for treating presbyopia, the age-related loss of the ability to focus on near objects. Our microlens is a miniature lens designed to be surgically implanted in a patient’s eye to improve that patient’s ability to see objects at close distances. Our current strategy is to continue to commercialize and pursue clinical trial efforts for our microlens in Germany and South Korea and to continue to seek to obtain FDA approval in the United States. Our goal is to become a leading provider of corneal inlay presbyopia-correcting treatment worldwide.

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

We are an ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of December 31, 2017, we had an accumulated deficit of $88.3 million. We expect to continue to incur significant losses for the foreseeable future.

Factors Affecting our Industry

The medical device industry in general, and the ophthalmic medical device market in particular, are highly competitive. In order for us to succeed in this market as a development stage company, we must:

•	incur substantial expenditures to obtain regulatory approvals necessary to commence marketing our products in particular jurisdictions;
•	develop a commercialization strategy that is responsive both to the needs of ophthalmic clinics and ophthalmic surgeons and to our own requirements and limitations;
•	invest in our future by continuing to advance our technology and improve our microlens and other auxiliary products;
•	focus on, and respond to, the feedback we receive in post-operative situations and comply with various post-marketing reporting obligations; and
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

Factors Affecting our Revenues

We believe that the principal factors affecting our revenues will include:

•

our ability to obtain pre-market approval for our microlens in the United States and, if we are able to obtain that approval, the time that it will take us to obtain that approval and the associated expenses;

•

our ability to obtain necessary regulatory approvals in other jurisdictions that we target to commercialize our products, and, if we are able to obtain those approvals, the time that it will take us to obtain those approvals and the associated expenses;

•	the growth in the worldwide presbyopic population and the increasing needs of significant elements of that population to view small print on a variety of electronic devices;
•	our ability to maintain the regulatory approvals that we currently possess and may acquire in the future and the associated expense;
•	our ability to obtain commercialization commitments from ophthalmic clinics and individual surgeons in the jurisdictions in which we are authorized to market our products;
•	our ability to gain acceptance by ophthalmic surgeons, to train those ophthalmic surgeons and to cause those ophthalmic surgeons to train other ophthalmic surgeons; and
•

the effects that our competitors will have on us, in terms of our ability to meet price competition, to respond to product announcements and developments by others and to respond to other developments in the market.

Factors Affecting Our Expenses

Our expenses are principally driven by the following factors:

•

Cost of goods sold. At present, our cost of goods sold relates principally to amounts that we previously paid to our microlens supplier in Israel and our OEM microlens inserter supplier in the United States. Although we have developed manufacturing capacity in our California facility, we have used all output from that facility for evaluation purposes and for clinical trials.  We believe the facility is also scalable to meet future U.S. and outside of the U.S., or OUS, demand once it has received all applicable regulatory registrations, approvals and certifications. Until there is an alternative use for that facility or we receive those approvals, the direct manufacturing costs that we incur in producing products in the United States will be included within research and development expenses. When and if we receive those approvals and manufacture products in the United States for sale in the United States, our cost of goods sold will also include raw material costs, labor expenses and other expenses that we incur to manufacture our products. We do not expect to increase production at our California facility significantly beyond what has been required for the clinical trials unless and until we receive approval of our PMA application from the FDA. When and if we ourselves manufacture products for sale, our costs of goods sold will also be directly impacted by:

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

As of December 31, 2017, we had seven employees directly engaged in research and development for at least a portion of their responsibilities. We also engage outside advisors and counsel to assist in development projects and in prosecuting patent and trademark applications. Our research and development expenses will be directly impacted by:

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

•	the results of third-party evaluation studies;
•	the size and geographical scope of the patent and trademark portfolio and the maintenance fees required to maintain that portfolio.
•

Sales and marketing. Consistent with the re-ordering of our operational priorities initiated in December 2017, we are focusing our resources on ongoing commercialization and clinical trial efforts in Germany and South Korea.  Our commercialization strategy involves engaging ophthalmic clinics to ultimately sponsor our products after gaining confidence in our products and processes. We will train the staff of these centers in practice integration, support patient recruitment with direct response advertising campaigns, surgical performance, patient management and post-operative reporting, enabling the centers to perform a substantial portion of the commercialization process on their own. If we are successful in implementing this strategy, our principal expenses will be in furnishing training teams to ophthalmic clinics and then arranging for a smaller Presbia team to remain available to the center once the center is able to perform the necessary skills on its own. We have incurred, and will continue to incur, expenses in connection with conferences, seminars and trade shows that we attend and/or sponsor. Our sales and marketing expenses will be directly impacted by:

•	the volume of our revenues;
•	the number of countries in which we obtain authorization to market our products and the associated regulations;
•	the number of ophthalmic clinics that will be willing to partner with us;
•	the extent to which we are successful in training ophthalmic surgeons to train other ophthalmic surgeons and their clinical staff;
•	the extent to which we will be required to develop a distributorship network in countries that mandate that approach;
•	the number of employees that will be engaged in sales and marketing and the wages and benefits, including stock-based compensation, that we will pay to those employees;
•	the extent to which we identify advertising opportunities that we believe are likely to produce revenue growth; and
•	the extent to which we continue to participate in conferences, seminars and similar opportunities.
•

General and administrative expenses. Our general and administrative expenses consist of finance, human resources, purchasing and information technology services, other administrative services, foreign exchange costs and expenses associated with planning for and implementing the Reorganization Transactions. To date, our general and administrative expenses have been our largest single cost element, reflecting our approach of concentrating our own efforts on research and development and contracting with third-parties, principally affiliated entities and outside professionals, to provide administrative services to us. Over time, we expect to build our own infrastructure and perform more of these services in-house, in which case our general and administrative expenses will relate more to our own payroll than to the amount that we pay to third-parties. Furthermore, we are incurring additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on NASDAQ Capital Market and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we are incurring increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services. Our general and administrative expenses will be directly impacted by:

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

Revenue Recognition

Prior to 2018, we recognized revenue when there is persuasive evidence that an arrangement exists with our customers, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenue was recognized upon shipment and payments are either received in advance, or net 30 days for lenses or net 14 days for accessories. Distributor arrangements included certain perfunctory acceptance provisions and a one-year warranty, from the date of shipment, that products are free from defects in material workmanship. Under such provisions customers may reject shipments via written notifications ranging from 14-45 days or exchange defective product under warranty for the same non-defective product. We have not had any significant rejected shipments or warranty claims. We did not grant price concessions to our distributors.

In 2012, we changed our commercialization strategy from exclusively using distributors to also targeting refractive laser centers equipped with femtosecond lasers, except in countries that require the use of distributors or sales representatives. In December 2017, in light our re-ordering of operational priorities, we have focused our commercialization and clinical trial efforts outside of the U.S. in Germany and South Korea, including established ophthalmic clinics in those countries.  We recognize revenue from laser centers and ophthalmic clinics based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenues from laser centers and ophthalmic clinics during the years ended December 31, 2017 and 2016 were not material.

Beginning in 2018, we will recognize revenue based on a new revenue recognition standard which focuses on an analysis of the goods and services provided to our customers in the ordinary course. We will be required to analyze all commercial agreements to identify (i) contracts and arrangements with customers that meet the criteria for revenue recognition under the new standard (ii) identify all performance obligations under the contractual arrangement, such as the delivery of our Microlens to our customers and any other deliverable(s) as defined in a commercial arrangement (iii) the determination of the transaction price and the allocation of such pricing over the defined contractual obligations in the contract with the customer and (iv) the recognition of revenue once the customer has assumed control over the contractual obligations. Control refers to the ability on the part of the customer to obtain substantially all the benefits of possession of the delivered product or service. If revenue transactions do not qualify as revenue under the new standard, then the previous revenue standard or other GAAP standards, as appropriate, will be applied.

Stock-Based Compensation

We record share-based compensation in the consolidated statements of operations and comprehensive loss as expense, based on the estimated grant date fair value of our share-based awards, whereby such fair values are amortized to expense generally over the requisite service period. Our share-based awards are currently comprised of common stock options, restricted share awards and restricted stock units granted under our various plans. The fair value of our common stock options is generally estimated on the grant date using the Black-Scholes-Merton, or BSM, option-pricing formula. While utilizing the BSM model meets established requirements, the estimated fair values generated by the model may not be indicative of the actual fair values of our share-based awards as it does not consider certain factors important to those awards to employees and non-employees, such as continued employment and periodic vesting requirements as well as limited transferability. The determination of the fair value of share-based awards utilizing the BSM model is affected by our stock price and a number of assumptions, including the expected term, expected volatility, risk-free interest rate and expected dividend yields. The expected term of our stock options for those options granted to employees is generally estimated using the simplified method, as permitted by guidance issued by the SEC. For those options granted to non-employees, the expected term of the options is the remaining contractual term. The expected volatility is based on the historical volatility of our stock price. Due to our limited stock price history, we relied upon the historical volatilities using a peer group average. The risk-free interest rate assumption is based on the U.S. Treasury interest rates appropriate for the expected term of our stock options and stock purchase rights. The fair value of our restricted stock awards is based on the closing market price of our common stock on the date of grant. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Restricted stock units (“RSU’s”) awarded to employees vest when the closing price of our Ordinary shares closes above pre-defined price ranges beginning at $10 per share and remains above that threshold price for a period of 20 trading days. Additional vesting occurs if the closing price exceeds $15 per share and increases in increments of $5 per share to a maximum price of $30 per share. The presence of a market condition, such as the movement in our stock price across several pricing thresholds, requires that we utilize a Monte Carlo Simulation (“MCS”) approach in determining the fair value of an RSU upon grant. This methodology calculates the separate probabilities that our Ordinary share price will achieve and sustain the price levels between $10 and $30 per share including the intermediate price points. The aggregate fair value is determined by weighting the respective probabilities by its respective price level. The MCS requires the following inputs (i) the price volatility of our trading shares and (ii) the closing price of our Ordinary shares as of the grant date. The aggregate fair value is recognized as expense over the derived service period, on a straight-line basis subject to an adjustment for estimated forfeitures, as determined by the MCS model. This methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines.

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

During 2017 and 2016, we incurred costs in connection with the FDA staged-enrollment pivotal clinical trial, which is expected to continue into 2018 or possibly further. We incurred costs for patient recruiting, acquisition of clinical test equipment to be used in the trial, outside experts to read and interpret the results of the studies, third party costs to monitor the investigational sites and perform data collection activities and surgeon and patient fees in connection with surgical procedures and follow-up visits. Our policy with respect to the recognition of these expenses is to record such expenses as research and development expense in the period in which the services are provided. We will evaluate the purchases of clinical test equipment, on a case by case basis, to determine if there exists an alternative use for the equipment following the clinical trial. In the event we determine that there is no alternative use for the test equipment, then that cost will be expensed as part of research and development expense in the period in which we take title to the equipment from the supplier.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016 (in thousands)

	Year Ended December 31,		Change
	2017	2016	$000's	%
Revenues	$14	$14	$—	0%
Cost of goods sold	97	279	(182)	(65%)
Gross loss	(83)	(265)	182	(69%)
Operating expenses:
Research and development	7,074	5,541	1,533	28%
Sales and marketing	3,278	3,103	175	6%
General and administrative	6,280	6,750	(470)	(7%)
Total operating expenses	16,632	15,394	1,238	8%
Operating loss	(16,715)	(15,659)	(1,056)	7%
Interest expense, net	37	20	17	85%
Other expense	1	2	(1)	(50%)
Loss before income tax provision	(16,753)	(15,681)	(1,072)	7%
Income tax provision	245	76	169	222%
Net loss	$(16,998)	$(15,757)	$(1,241)	8%

Revenue

Revenue for the years ended December 31, 2017 and 2016 was $14,000. Revenues were insignificant in both years reflecting a longer lead time to achieve significant volumes in selected markets. Until such time that we can be assured that our commercialization strategy, marketing activities, and execution plans are validated in selected key markets, including the U.S., we will commercialize in limited markets consistent with the re-ordering of our operational priorities initiated in December 2017.

Cost of Goods Sold

Cost of goods sold was $97,000 in the year ended December 31, 2017 as compared to $279,000 in the year ended December 31, 2016. During fiscal year 2017, cost of goods sold primarily consisted of $90,000 for provision of inventory obsolescence. During the year ended December 31, 2016, cost of goods sold primarily consisted of $278,000 for provision of inventory obsolescence.

Research and Development

Research and development expense increased by $1.5 million, or 28%, for the year ended December 31, 2017 as compared to 2016. The increase in research and development spend is primarily due to: (i) a $427,000 of cost increase related to our U.S. staged pivotal clinical trials consisting of costs incurred for patient compliance activities under both Phases I and II and the costs of developing subsequent PMA modules for FDA submission; (ii) manufacturing costs, which were higher by $101,000 due to an increase in expenses related to our pilot manufacturing facility used to provide the microlens used in the clinical trials and subsequent approval for OUS commercialization;  (iii) increased engineering costs of $359,000 related to the currently discontinued development of our disposable inserter; (iv) a $259,000 cost increase related to regulatory and quality assurance personnel; and (v) other compensation related costs, which were higher by $427,000 due to additional clinical personnel costs.

Sales and Marketing

Sales and marketing expense increased by $0.2 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. We are not authorized to sell our microlens in the United States until we receive FDA approval to do so; therefore, our sales and marketing activities are limited to developing the markets outside the United States. During the year ended December 31, 2017, (i) we incurred lower costs for sales and marketing personnel of $307,000, a decrease of 16%; (ii) lower travel expenses related to supporting clients outside the United States of $114,000, an decrease of 32% relative to the prior year; (iii) and an increase in other marketing costs of $597,000, representing an increase of 78% versus the prior year, primarily related to commercialization and clinical trial efforts in Germany and South Korea. We expect sales and marketing costs to decrease in 2018 as we focus our resources on FDA approval as well as ongoing clinical and commercial efforts in Germany and South Korea.

General and Administrative

General and administrative expenses declined by $0.5 million, or 7%, in the year ended December 31, 2017 as compared to the year ended December 31, 2016. General and administrative expenses decreased primarily due to a reduction of stock-based compensation of $558,000. For additional information on 2017 movements, see discussion under Fourth Quarter 2017 Adjustments below.

Interest and Other Income and Expense

Interest and other expense for the year ended December 31, 2017 was $37,000, or $17,000 higher than the year ended December 31, 2016. The change is due primarily to an increase in interest expense related to the Neoptics asset purchase.  For additional information, see discussion above under Note 5 to our Consolidated Financial Statements (Note Payable).

Net Loss

Our net loss of $17.0 million for the year ended December 31, 2017 was $1.2 million higher, or 8% higher, than the loss in the corresponding period of 2016 of $15.8 million, due primarily to higher research and development expenses of $1.5 million  and higher sales and marketing costs of $0.2 million, partially offset by  lower general and administrative costs of $0.5 million, as previously discussed. We expect that losses will continue through 2018 and further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Fourth Quarter 2017 Adjustments

In December 2017, we announced a reorganization which resulted in a reduction of 15 employees, or 38.5% of total headcount, which affected payroll, benefits, severance and incentive pay expenses; reduced need for office space which resulted in vacant office space and termination costs; and we recognized a tax reserve of $238,000 for unpaid withholding taxes due to Irish tax authorities. The total amount of fourth quarter adjustments is a reduction in operating expense of $1,078,000 and an increase of tax provision expense of $238,000.

•	Compensation Related - ($465,000)

In December 2017, 15 employees were terminated as we reprioritized our efforts towards achieving FDA clinical trials approval of our microlens by the fourth quarter of 2018. Post-employment costs were approximately $332,000 consisting of severance costs to be paid out primarily over a six-month period ending June 2018 and a reversal of $797,000 in accrued incentive compensation costs for amounts that were accrued in 2017 but are not payable as of December 31, 2017.

•	Facilities Related - $357,000

Also, in December 2017, we vacated one of our Irvine, California facilities and consolidated our operations into another facility also located in Irvine. As of December 31, 2017, the remaining lease term of the vacated facility, of approximately 8,500 square feet, was 33 months through September 30, 2020. We recorded a current liability of $222,000 representing the fair value of the remaining lease obligation as part of deferred rent on the Consolidated Balance Sheet as of December 31, 2017. The determination of the fair value was inclusive of reasonable prospective sublease assumptions, which may, or may not, materialize during the remaining term of the lease. These assumptions are reviewed and updated quarterly over the remaining term of the lease with possible adjustments to the accrual and corresponding increases or decreases to rent expense. In addition, we recorded write-downs of leasehold expenses, furniture and fixtures of an aggregate of $89,000 and accrued expense of $8,000 for unneeded telecom facilities. We also wrote down to net realizable value certain engineering tools, molds and fixtures related to discontinued engineering programs in the amount $52,000.

•	Stock-Based Compensation Related – ($970,000)

Equity awards granted by us do not include provisions to extend the terms and conditions related to vesting or exercising an award beyond the date of termination of the optionee (or holder), with the exception of stock options grant that contain a provision that allows the holder to exercise vested options (vesting must have occurred on or prior to termination date) for a period of 90 days following termination. In December 2017, we extended the terms and conditions for all equity grants for all terminated employees providing at least a one-year extension past the termination date for all vested stock options, and, in certain cases, the acceleration of unvested options or restricted share awards. For those terminated employees with RSU grants based on a market condition, we granted a one-year extension to vest according to the same market conditions as defined in the original grants. According to U.S. GAAP, when a modification of an award occurs, the prior periods’ expense recognition associated with all unvested awards is reversed in the period of the modification on the basis that the old award is being exchanged for a new award. This resulted in a reduction of stock-based compensation expense of $1,350,000. We then compared the relative fair values of the old award with the terms and conditions of the modified award immediately before and after the date of modification and recorded the increase in fair value as stock-based compensation expense in the amount of $380,000, also in the same period of the date of modifications, resulting in a net reduction of stock-based compensation expense of $970,000.

•	Irish Taxes - $238,000

At December 31, 2017, we established a reserve in the amount of $238,000 for a tax matter in Ireland in which we expect to make payments to the Irish tax authorities for past due amounts originating in 2015 and through 2017.  These amounts consist of unpaid income taxes, interest and penalties on compensation paid to members of board of directors for their services while in Ireland. We believe that we are jointly liable along with the board members to make these payments and that recording a reserve as of December 31, 2017 is appropriate.

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

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing and completion of clinical trials for our products;
•	the number and characteristics of products that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales of our microlens outside the U.S.; and
•	timing and investment in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(13,971)	$(13,407)
Net cash used in investing activities	$(198)	$(285)
Net cash provided by (used in) financing activities	$10,024	$(682)

At December 31, 2017, we had an accumulated deficit of approximately $88.3 million and we expect to incur additional operating losses through 2018, and further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at December 31, 2017, including the second quarter of 2018 financing will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. We need to raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Presbia PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presbia PLC and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of significant recurring losses from operations through December 31, 2017, and does not have sufficient working capital at December 31, 2017 to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

We have served as the Company's auditor since 2015.

San Diego, California

March 30, 2018

CONSOLIDATED FINANCIAL STATEMENTS

PRESBIA PLC

Consolidated Balance Sheets

(in thousands, except shares and par value amount)

	December 31,
	2017	2016
Assets
Current assets
Cash	$3,236	$7,333
Accounts receivable	8	3
Inventory	127	302
Prepaid expenses and other current assets	108	392
Total current assets	3,479	8,030
Property and equipment, net	477	727
Intangible assets, net	1,479	1,494
Other assets	127	126
Total assets	$5,562	$10,377
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$628	$399
Due to related parties	23	18
Note payable, current portion	480	490
Other current liabilities	1,151	634
Total current liabilities	2,282	1,541
Note payable, net of current portion	—	369
Deferred rent	107	28
Due to related parties, net of current portion	12	—
Other liabilities, net of current portion	30	—
Total liabilities	2,431	1,938
Commitments and contingencies (note 12)
Shareholders' equity
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 17,121,857 and 13,420,927 shares issued and outstanding at December 31, 2017 and 2016, respectively	17	13
Deferred Ordinary Shares
€ 1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at December 31, 2017 and 2016	54	54
Preferred Shares
$0.001 par value, 50,000,000 shares authorized; -0- shares issued and outstanding at December 31, 2017 and 2016	—	—
Additional paid-in capital	91,362	79,676
Accumulated deficit	(88,302)	(71,304)
Total shareholders' equity	3,131	8,439
Total liabilities and shareholders’ equity	$5,562	$10,377

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenues	$14	$14
Cost of goods sold	97	279
Gross loss	(83)	(265)
Operating expenses:
Research and development	7,074	5,541
Sales and marketing	3,278	3,103
General and administrative	6,280	6,750
Total operating expenses	16,632	15,394
Operating loss	(16,715)	(15,659)
Interest expense, net	37	20
Other expense	1	2
Loss before income tax provision	(16,753)	(15,681)
Income tax provision	245	76
Net loss	$(16,998)	$(15,757)
Other comprehensive loss	—	—
Total comprehensive loss	$(16,998)	$(15,757)
Net loss per share - basic and diluted	$(1.04)	$(1.18)
Weighted average, shares outstanding - basic and diluted	16,298,505	13,337,560

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data)

	Ordinary Shares		Deferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	13,355,477	13	39,994	54	77,505	(55,547)	22,025

Stock-based compensation	—	—	—	—	2,171	—	2,171
Issuance of restricted shares	65,450	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,757)	(15,757)
Balance, December 31, 2016	13,420,927	13	39,994	54	79,676	(71,304)	8,439

Proceeds from issuance of ordinary shares from rights offering, net of costs	3,611,764	4	—	—	10,530	—	10,534
Stock-based compensation	—	—	—	—	1,156	—	1,156
Issuance of restricted shares	89,166	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,998)	(16,998)
Balance, December 31, 2017	17,121,857	$17	39,994	$54	$91,362	(88,302)	3,131

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	2017	2016
Cash flow from operating activities:
Net loss	$(16,998)	$(15,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477	253
Inventory provisions	90	278
Loss on disposal of fixed assets	1	4
Stock-based compensation	1,168	2,171
Imputed interest expense	83	37
Changes in operating assets and liabilities:
Accounts receivable	(5)	113
Inventory	85	(149)
Prepaid expenses and other current assets	286	16
Other assets	(1)	(98)
Accounts payable and other current liabilities	528	(305)
Income taxes payable	231	8
Deferred rent	79	59
Due to related parties	5	(37)
Net cash used in operating activities	(13,971)	(13,407)
Cash flow from investing activities:
Purchase of intangible assets	(125)	(145)
Purchases of property and equipment	(73)	(140)
Net cash used in investing activities	(198)	(285)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares from rights offering, net of costs	10,534	—
Payment of note payable to Neoptics A.G.	(510)	(516)
Deferred offering costs	—	(167)
Proceeds from sale of equipment	—	1
Net cash (used in) provided by financing activities	10,024	(682)
Net decrease in cash	(4,145)	(14,374)
Effect of exchange rate on cash	48	(42)
Cash balance at beginning of period	7,333	21,749
Cash balance at end of period	$3,236	$7,333

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19	$50

Supplemental disclosures of non-cash investing and financing activities:
Capitalized intangible asset costs included in accounts payable	$15	$4
Deferred offering costs included in accounts payable and other current liabilities	$—	$91

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

Going Concern Uncertainty

At December 31, 2017, the Company has an accumulated deficit of $88.3 million and it expects to incur additional operating losses through 2018, and possibly further. As it continues to incur losses, the Company’s transition to profitability will depend on the successful development, approval and commercialization of its microlens. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital. Based on the Company’s current business plan, management believes that its cash and cash equivalents at December 31, 2017, will not be sufficient to meet its anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (SEC). The Company’s current commercialization strategy is targeted to countries where the Company can establish the market for its technology.  This commercialization strategy will undergo continual prioritization and in the future the Company may adjust its commercialization efforts to preserve its existing cash or realize better results than anticipated which could have a positive impact on cash.  The Company’s U.S. pivotal clinical trial and planned FDA approval is its highest priority. The Company needs to raise additional capital to fund its operations.  It may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, reduce the scope of, or curtail, its operations. To the extent that the Company raises additional funds by issuing equity securities, its shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Segment Information

In accordance with Accounting Standard Codification (“ASC”) 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Since 2013, the Company has viewed and managed its operations and business as one segment through its wholly-owned Dutch subsidiary, Presbia Cooperatief U.A. and its wholly-owned Irish entity, Presbia Ireland, Limited, operating primarily in South Korea, Australia, the Netherlands, Ireland, Canada and Germany.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange loss was $59,000 for the year ended December 31, 2017, and aggregate foreign exchange gain was $1,000 for the year ended December 31, 2016.

Reclassifications

Certain prior year balances within the consolidated financial statements have been classified to conform to current year presentation.

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

Cash

The Company considers highly liquid investments with original maturities less than 90 days to be cash equivalents. As of December 31, 2017 and 2016, the Company had no such short-term investment instruments and maintained its cash in bank demand deposit accounts.

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

Intangible Assets

On August 2, 2016, Presbia Ireland, Limited, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement (the “Agreement”) with Neoptics AG (“Neoptics”) pursuant to which the Company acquired certain assets from Neoptics for an aggregate purchase price of 1.5 million Swiss Francs (approximately $1.5 million based on the exchange rate between the Swiss Franc and the U.S. Dollar on August 2, 2016) payable in three equal installments on each of August 2, 2016, December 31, 2017 and December 31, 2018. The assets acquired include patents, pending patents, and other immaterial assets. Effective August 2, 2016, the Company became responsible for all expenses associated with such assets. Pursuant to the terms of the Agreement, the acquisition closed on August 2, 2016. The Company included a reclassification of $516,000 from cash flow from investing activities to cash flow from financing activities in its Consolidated Statements of Cash Flows for the year ended December 31, 2016. This reclassification is related to its payment of the first installment to Neoptics and conforms to current year presentation.

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

The Company paid $0.6 million in cash in exchange for these patents and patent applications in the year ended December 31, 2017. The useful life of the patents was determined to be 12 years and 4 months and will be amortized through November 25, 2028. The Company recorded amortization expense of approximately $140,000 with net carrying amount of approximately $1,477,000 as of December 31, 2017. At December 31, 2017, a note payable of $480,000 is recorded on the consolidated Balance Sheet in connection with the final payment due by December 31, 2018. For fiscal years 2018 to 2022, approximately $135,000 will be recorded annually as amortization expense for the Neoptics assets.

Costs incurred to develop software for the Company’s website are capitalized and amortized over the estimated useful life of the software and are included in intangible assets. Costs related to design or maintenance of website development is expensed as incurred. For the years ended December 31, 2017 and 2016, the Company capitalized $0 associated with website development. Amortization expense of $15,000 was recorded in each of the years ended December 31, 2017 and 2016.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the years ended December 31, 2017 and 2016.

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence that an arrangement exists with the customer, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenue is recognized upon shipment and payments are either received in advance, or net 30 days. In the years ended December 31, 2017 and 2016 there were four and three customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2017, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers. The Company recognized revenues of $14,000 from foreign ophthalmic clinics during the years ended December 31, 2017 and 2016.

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

Stock-Based Compensation

The compensation cost of stock-based awards granted to employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Additionally, the fair value of restricted stock units is determined using a Monte Carlo Simulation, or “MCS”, methodology, which considers the separate probabilities that of the price thresholds or market conditions will be achieved under the Restricted Stock Units Plan guidelines. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Stock-based compensation costs are expensed on a straight-line basis over the service period. The fair value of awards granted to non-employees is remeasured each period until the related service is complete or there exists a significant disincentive not to perform the required services. Stock-based compensation costs are reflected in the accompanying statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company.

Deferred Offering Costs

Generally, costs incurred such as legal, accounting and other professional fees including printing costs in the course of preparing for a capital raise are deferred on the balance sheet as deferred offering costs, which are eventually reclassified when the capital raise is concluded as a reduction of the proceeds of the capital raise as part of additional paid in capital. On December 5, 2016, the Company filed with the SEC a Form S-1 Registration Statement under the Securities Act of 1933 for the purpose of distributing to holders of the Company’s ordinary shares, non-transferable and non-tradeable subscription rights to purchase ordinary shares (“rights offering”). During the years ended December 31, 2017 and 2016, the Company incurred approximately $0.3 million and $0.2 million related to its rights offering, respectively, which was completed on March 8, 2017. Upon completion of the rights offering, the Company netted approximately $0.3 million in offering costs against the gross proceeds in shareholders’ equity as of December 31, 2017.

Income Taxes

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

Advertising Costs

The Company incurs direct response advertising expense outside the United States in order to create awareness of the Company’s Microlens solution to presbyopia. The Company’s policy with respect to direct response advertising is to defer costs related to media and setup costs and amortize those costs to the consolidated statements of operations and comprehensive loss in the period in which the related revenue is recognized. Due to the early stages of market development and the uncertainty around the impact of advertising campaigns to-date, the Company expensed approximately $395,000, and $198,000 as part of sales and marketing expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016, respectively.

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

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet.  This amendment simplifies the presentation of deferred income taxes. ASU 2015-17 became effective January 1, 2017 and did not have a material impact on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies multiple provisions intended to simplify various aspects of accounting for share-based payments including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 became effective January 1, 2017 and did not have a material impact on our consolidated financial statements.

Future Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 will be effective for the Company in the first quarter of 2018 and allows for full retrospective or a modified retrospective adoption approach. The Company does not believe that there is a material adjustment on the basis of either a full retrospective or the modified retrospective restatements of 2016 and 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  ASU 2016-02 will be effective for the Company in the first quarter of 2019.  ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Although the Company is currently evaluating the full impact of ASU 2016-02 on its consolidated financial statements, upon adoption of ASU 2016-2 the Company anticipates that its operating leases will be recognized on the balance sheet as a lease liability if certain criteria is met, with a corresponding right of use asset.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interest in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance in principle.  ASU 2016-15 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this new standard in January 2018 and it did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method, which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted this new standard in January 2018 and it did not have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

(3) Inventory

The Company maintains a serial number tracking system that measures shelf life such that no lens that has aged beyond four years shall be delivered to a customer. During the years ended December 31, 2017 and 2016, inventory write-downs reflecting excess quantities on hand were recognized in the amount of $90,000 and $278,000, respectively, based on the age of the lens inventory, inserters, accessories and the refractive mix of the inventory. Finished goods inventory consists of the following (in thousands):

	December 31,
	2017	2016
Lenses	$55	$175
Accessories	72	127
Inventory	$127	$302

(4) Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Office equipment and computers	$79	$78
Leasehold improvements	214	168
Production equipment and facilities	802	788
Software	62	62
Furniture and vehicles	237	227
	1,394	1,323
Less: accumulated depreciation	(917)	(596)
Property and equipment, net	$477	$727

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2017 and 2016 was $322,000 and $186,000, respectively and classified as part of operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for all periods. In connection with the closure of an office facility in December 2017, approximately $67,000 of unrecognized depreciation for furniture and leasehold improvements and $52,000 of engineering tools, molds and fixtures were recorded in the Consolidated Statements of Operations and Comprehensive Loss for the period ended December 31, 2017 (see Note 14).

(5) Note Payable

Note payable is summarized as follows (in thousands):

	December 31,
	2017	2016
Noninterest bearing note payable to Neoptics A.G.	$518	$981
Less present value discount	(38)	(122)
Note payable, net	480	859
Less current portion	480	490
Note payable, long term	$—	$369

Presbia Ireland, Limited, a wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Neoptics AG pursuant to which the Company acquired certain assets from Neoptics for an aggregate purchase price of 1.5 million Swiss Francs (approximately $1.5 million based on the exchange rate between the Swiss Franc and US Dollar on August 2, 2016), bearing no interest and payable in three equal installments on each of August 2, 2016, December 31, 2017 and December 31, 2018. The Company recorded the intangible asset and a loan discount using a rate of 9%. The remaining liability is recorded in the Company’s balance sheet, net of unamortized discount of $38,000 at December 31, 2017. The discount on the note payable is being amortized to imputed interest expense over the life of the note.

(6) Other Current Liabilities

Other current liabilities consist of the following as of the dates set forth below (in thousands):

	December 31,
	2017	2016
Accrued payroll and severance related	$352	392
Accrued professional fees	109	71
Accrued clinical expense	125	—
Accrued deferred rent expense	236	52
Accrued other expense	46	67
Income tax payable	283	52
	$1,151	$634

Other current liabilities for the year ended December 31, 2016 includes a reclassification of $52,000 related to the current portion of deferred rent, to conform to the current year presentation.

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

Basic and diluted net loss per share were calculated as follows (in thousands, except share and per share data):

	December 31,
	2017	2016
Net Loss	$(16,998)	$(15,757)
Net income allocated to participating securities	—	—
Net loss allocated to common shareholders	$(16,998)	$(15,757)
Weighted average shares outstanding - basic and diluted	16,298,505	13,337,560
Basic and diluted net loss per share	$(1.04)	$(1.18)

Antidilutive securities, which consist of options and restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of 1,037,964 and 1,082,916 weighted average shares for the fiscal years ended December 31, 2017 and 2016, respectively.

(8) Shareholders’ Equity

Ordinary Shares

As of December 31, 2017, our authorized share capital includes $400,000 and €40,000 divided into 350,000,000 ordinary shares of $0.001 each, which we refer to as the ordinary shares.

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

Preferred Shares

Our authorized share capital also includes 50,000,000 preferred shares of $0.001 each, which we refer to as preferred shares. As of December 31, 2017, no preferred shares have been issued.

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

Shares Issuable Pursuant to Services Agreement with OCV Management, LLC

On December 14, 2017, the Company concluded a services agreement with OCV Management, LLC for the purpose of providing management services for the Company for the period commencing December 14, 2017 until terminated upon thirty (30) days’ prior written notice by either of the parties. OCV Management, LLC will receive an annual fee of $250,000, payable annually in arrears. The obligation will be settled in the form of ordinary shares issued by the Company in a private offering. For 2018, the number of shares to be issued will be determined by dividing $250,000 by the closing price on January 2, 2018 and the shares will be issued on January 2, 2019. The Company recorded a non-current liability and a corresponding stock-based compensation expense of $12,000 as of December 31, 2017 in relation to services provided in 2017.

(9) Equity Based Awards

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted stock units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,200,000 ordinary shares were authorized for issuance under the Presbia Incentive Plan of which approximately 435,141 were available on December 31, 2017 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the Presbia Incentive Plan awards, and generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Research and development	$251	$259
General and administrative	951	1,549
Sales and marketing	(34)	363
	$1,168	$2,171

Following the December 2017 reorganization in which 15 employees were terminated, approximately $970,000 was recorded as a reduction to share-based compensation expense in connection with the extension of vesting and exercise periods related to equity awards for these employees (see Note 14).

Options

The following table sets forth the Company’s option activity for the year ended December 31, 2017:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2017	1,050,000	$9.77	—
Granted	—	$—	—
Exercised	—	$—	—
Forfeited/cancelled/expired	(200,900)	$9.74	—
Balance, December 31, 2017	849,100	$9.77	—
Vested, December 31, 2017	590,800	$9.80	—
Not Vested, December 31, 2017	258,300	$9.72	—
Exercisable, December 31, 2017	590,800	$9.80	—

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

For those options granted to employees, stock-based compensation expense is based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. A 3% forfeiture rate assumption was applied, which reduced the amount of expense recognized each period anticipating that a portion of all options granted would, more likely than not, be cancelled prior to the dates of its vesting periods. The forfeiture rate is subject to review and may be adjusted based upon experience. The Company did not issue employee options during the years ended December 31, 2017 and 2016.

Non-Employee Options

During the years ended December 31, 2017 and 2016, the Company did not grant options to non-employee consultants and medical advisors. In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the following table:

Year Ended December 31,
	2017	2016
Stock price per share	$1.31 - $2.83	$2.50 - $3.49
Expected term	7.5 - 8.3 Yrs.	8.2 - 9.3 Yrs.
Volatility	69.3% - 85.8%	66.1% - 92.6%
Dividends	—	—
Risk-free rate	2.2% - 2.4%	1.4% - 2.5%

Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to a forfeiture rate of 3%.

Restricted Shares

Consistent with the Company’s director compensation policy, during the years ended December 31, 2017 and 2016, the Company’s board of directors approved the grant of 89,166 and 65,450 restricted ordinary shares of the Company, with a grant date weighted average fair value of $3.58 and $3.50, and one-year and three-year vesting periods, respectively.

The following table sets forth the Company’s restricted share activity for the year ended December 31, 2017:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2016	81,682	$3.50
Granted	89,166	$3.58
Vested	(36,481)	$2.96
Forfeited/cancelled	—	—
Unvested, December 31, 2017	134,367	$3.78

Restricted Stock Units

During the year ended December 31, 2017, the Board of Directors approved the award of 97,500  restricted stock units (“RSU” or “RSU’s” or “RSU Plan”), respectively, to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that the recipient must be employed as a condition of vesting. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

Fair value of the RSU’s awarded was determined using a MCS methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the RSU award. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model. A 3% forfeiture rate was applied to account for future cancellations and forfeitures.  During the years ended December 31, 2017 and 2016 approximately $302,000 and $467,000, respectively, was recorded as stock-based compensation related to the RSU Plan.

During the year ended December 31, 2017, 60,000 restricted stock unit were granted to new employees and 37,500 restricted stock units were granted to existing employees.

The following table sets forth the Company’s RSU activity for the year ended December 31, 2017:

	Unvested Number of	Weighted Average Fair
	Shares	Value per Share
Balance, December 31, 2016	719,000	$3.10
Granted	97,500	$1.92
Vested	—	$—
Forfeited/cancelled	(77,500)	$2.90
Unvested, December 31, 2017	739,000	$2.09

As of December 31, 2017, 739,000 RSU’s were outstanding with none vested.

Unrecognized Share-based Compensation

As of December 31, 2017 and 2016, there were $0.5 million and $3.4 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 1.5 and 2.0 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $0.2 million and $0.3 million, respectively, and is expected to be recognized over the weighted average vesting periods of 1.6 and 2.6 years, respectively. As of December 31, 2017, there was approximately $7.3 million of unrecognized compensation expense with respect to the RSU’s over a weighted average remaining derived service period of 2.0 years.

(10) Related Party Transactions

The following table sets forth the amounts due to related parties reflected in the accompanying consolidated balance sheets (in thousands):

	Year Ended December 31,
	2017	2016
Payable to related parties-current:
Management services provided by related parties	$35	$18
Less current portion	$23	$18
Management services provided by related parties, long term	$12	$—

Since 2011, Orchard Capital Corporation (“Orchard”), which is wholly-owned by Mr. Ressler, has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to the Company pursuant to a Services Agreement. During the years ended December 31, 2017, and 2016, the Company recognized general and administrative expense of $14,000 and $14,000, respectively, for services invoiced by Orchard. As of December 31, 2017 and 2016, amounts due to Orchard for management and accounting services amounted to $3,000 and $4,000, respectively.

Commencing with the second quarter of 2013, the Company has received human resources management services, payroll services, IT support and risk management services from CIM Group, an entity in which Mr. Ressler has a controlling interest. The Company has incurred charges of $37,000 and $73,000 payable to CIM Group for such services for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $19,000 and $14,000, respectively.

On December 14, 2017, the Company concluded a services agreement with OCV Management, LLC, a related party co-founded by Mr. Ressler and Mark Yung, for the purpose of providing management services for the Company for the period commencing December 14, 2017 until terminated upon thirty (30) days’ prior written notice by either of the parties. OCV Management, LLC will receive an annual fee of $250,000, payable annually in arrears. The obligation will be settled in the form of ordinary shares issued by the Company in a private offering. For 2018, the number of shares to be issued will be determined by dividing $250,000 by the closing price on January 2, 2018 and the shares will be issued on January 2, 2019. The Company recorded a non-current liability of $12,000 as of December 31, 2017 in relation to services provided in 2017 (see Note 15).

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

The following table sets forth the Company’s revenues generated from external customers located in foreign countries and long-lived assets by area (in thousands):

	Year Ended December 31,
Revenues	2017	2016
Australia	$5	$—
New Zealand	1	—
Canada	—	1
Ireland	—	14
Italy	3	—
The Netherlands	—	(1)
Germany	5	—
Total	$14	$14

	Year Ended December 31,
Long-lived Assets	2017	2016
U.S.	453	697
Foreign	24	30
Total	$477	$727

In the years ended December 31, 2017 and 2016 there were four and three  customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2017, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers.

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

(12) Commitments and Contingencies

Facility Leases

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that was renewed on June 1, 2016 and provided for an extension of five consecutive years starting from the original lease expiration date of May 31, 2017 through May 31, 2022. The Company maintains a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013, and, in February 2018, it terminated a 30-month lease in Amsterdam, the Netherlands, that commenced on January 1, 2016. This termination was based on a mutual agreement with the landlord. The Company also maintains a four-year lease for office space in Irvine, California, that commenced on August 1, 2016 and will expire in September 2020. Aggregate rent expense for the years ended December 31, 2017 and 2016 was $867,000 and $388,000, respectively. The following table shows the annual base rental cost over the term of the leases (in thousands).

Years Ended December 31,	Obligations Under Facility Leases
2018	$580
2019	569
2020	494
2021	283
2022	120
Thereafter	—
Total	$2,046

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial statements.

(13) Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016
Current provision:
Federal	$—	$—
State	2	4
Foreign	243	72
Total current	$245	$76
Deferred provision
Federal	(3,335)	(255)
State	—	—
Foreign	1,065	(1,228)
Total deferred	(2,270)	(1,483)
Valuation allowance	2,270	1,483
Total deferred	—	—
Total income tax provision	$245	$76

A reconciliation of the federal statutory rate to the effective rate is as follows:

	Year Ended December 31,
	2017	2016
Expected income tax benefit at federal statutory rate	35%	35%
State tax provision, net of federal benefit	(0%)	0%
Foreign rate differential	(15%)	(25%)
Nondeductible expenses	(0%)	0%
Foreign Tax	(1%)	0%
Change in valuation allowance	(4%)	(10%)
Effect of Change in Tax Rate	(9%)	0%
Other	(7%)	0%
Income tax provision	(1.4%)	(0.0%)

The components of the Company’s deferred tax assets are summarized as follows (in thousands):

	Year Ended
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$5,019	$4,444
Accrued expenses	31	195
Stock based compensation	0	(11)
Deferred tax assets	5,050	4,628
Valuation allowance	(5,033)	(4,559)
Net deferred tax assets	17	69
Deferred tax liabilities:
Depreciation	(17)	(69)
Total deferred tax liabilities	(17)	(69)
Net deferred tax asset	$—	$—

The valuation allowance has been established to offset the Company’s net deferred tax assets, as realization of such assets is not considered to be more likely than not due to the Company’s history of losses and uncertainties regarding the Company’s ability to generate future taxable income sufficient to realize the benefit of these deferred tax assets.

The Company has U.S. Federal net operating loss (“NOL”) carryforwards of approximately $11.1 million and $2.0 million for December 31, 2017 and 2016 respectively, subject to potential limitations pursuant to Internal Revenue Code section 382 as discussed below. The federal NOL carryforwards will begin to expire in 2033, unless previously utilized. The Company has NOL carryforwards in Ireland of $21.5 million and $21.2 million for December 31, 2017 and 2016, respectively. Under Irish rules, only such losses that occur within a three year period prior to commencing trading can be utilized to offset future trading taxable income.

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

As of December 31, 2017, the Company has provided a liability of $199,000 for unrecognized tax benefits relating to a foreign income tax matter. This amount is expected to reduce our effective income tax rate if recognized in future reporting periods.

The Company does not anticipate a significant increase in the unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of the income tax provision. As of December 31, 2017 and December 31, 2016, the Company has $39,000 and $0, respectively, of tax related accrued interest and penalties on its balance sheet or on its statement of operations.

A reconciliation of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016
Balance at the beginning of the year	—	—

Increases related to current year tax positions	199,000	—
Balance at the end of the year	$199,000	$—

Due to net operating loss carryovers, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for years 2014 through 2017. The foreign income tax returns are open to examination for the years 2013 through 2017.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the 2017 Act) into law. The Act will have pervasive financial reporting implications for all companies with US operations, including reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent.  We reviewed and incorporated the new tax bill implications through 2017 financial statements. We remeasured the deferred taxes at new corporation rate of 21%, which reduced the net deferred tax assets, before valuation allowance, by $1,567,000.  Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance.  The 2017 Act has no significant impact on the 2017 financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

(14) Fourth Quarter 2017 Adjustments

In December 2017, the Company announced a reorganization which resulted in a reduction of 15 employees, or 38.5% of total headcount, which affected payroll, benefits, severance and incentive pay expenses; reduced need for office space which resulted in vacant office space and termination costs; and adjustments to stock-based compensation expense related to modification of equity awards for terminated employees. In addition, the Company is recognizing a tax reserve of $238,000 for unpaid withholding taxes due to Irish tax authorities. The total amount of fourth quarter adjustments is a reduction in operating expense of $1,078,000 and an increase of tax provision expense of $238,000.

•	Compensation Related - ($465,000)

In December 2017, 15 employees were terminated as the Company reprioritized its efforts towards achieving FDA clinical trials approval of its Microlens by the fourth quarter of 2018. Post-employment costs were approximately $332,000 consisting of severance costs to be paid out primarily over a six-month period ending June 2018 and a reversal of $797,000 in accrued incentive compensation costs for amounts that were accrued in 2017 but are not payable as of December 31, 2017.

•	Facilities Related - $357,000

Also, in December 2017, the Company vacated one of its Irvine, California facilities and consolidated its operations into another facility also located in Irvine. As of December 31, 2017, the remaining lease term of the vacated facility, of approximately 8,500 square feet, was 33 months through September 30, 2020. The Company recorded a current liability of $222,000 representing the fair value of the remaining lease obligation as part of the short-term portion of deferred rent on the Consolidated Balance Sheet as of December 31, 2017 (see note 6). The determination of the fair value was inclusive of reasonable prospective sublease assumptions, which may, or may not, materialize during the remaining term of the lease. These assumptions are reviewed and updated quarterly over the remaining term of the lease with possible adjustments to the accrual and corresponding increases or decreases to rent expense. In addition, the Company recorded write-downs of leasehold expenses, furniture and fixtures of an aggregate of $89,000 and accrued expense of $8,000 for unneeded telecom facilities. The Company also wrote down to net realizable value certain engineering tools, molds and fixtures related to discontinued engineering programs in the amount $52,000.

•	Stock-Based Compensation Related – ($970,000)

Equity awards granted by the Company do not include provisions to extend the terms and conditions related to vesting or exercising an award beyond the date of termination of the optionee (or holder), with the exception of stock option grants that contain a provision that allows the holder to exercise vested options (vesting must have occurred on or prior to termination date) for a period of 90 days following termination. On the date of reorganization, the Company extended the terms and conditions for all equity grants for all terminated employees providing at least a one-year extension past the termination date for all vested stock options (Type I modification as prescribed by ASC 718), and, in certain cases, the acceleration of unvested options or restricted share awards (Type III modification as prescribed by ASC 718). For those terminated employees with RSU grants based on a market condition, the Company granted a one-year extension to vest according to the same market conditions as defined in the original grants. Generally, when a modification of an award occurs, the prior periods’ expense recognition associated with all unvested awards is reversed in the period of the modification on the basis that the old award is being exchanged for a new award. This resulted in a reduction of stock-based compensation expense of $1,350,000. The Company then compared the relative fair values of the old award with the terms and conditions of the modified award immediately before and after the date of modification and recorded the increase in fair value as stock-based compensation expense in the amount of $380,000, also in the same period of the date of modifications, resulting in a net reduction of stock-based compensation expense of $970,000.

•	Irish Taxes - $238,000

Under Irish law non-executive Directors of Irish companies, regardless of the tax residency of such Directors, are subject to Irish income tax related to meetings held in Ireland.  The Company is also jointly liable for the Irish taxes. As of December 31, 2017, the Company has not paid or arranged to be paid approximately $238,000 in withholding of income taxes required under Irish law including potential penalties and interest costs associated with the remuneration of certain board of director members with tax residencies outside of Ireland for the fiscal years 2015 to 2017.  The estimated amount due for 2017 is $70,000, which the Company intends to recover from directors. The Company is working with directs to recover amounts related to years prior to 2017. As of December 31, 2017, the Company recognized a reserve of $238,000 under FIN 48, Accounting for Uncertainty of Income Taxes. The Company has not established a dialogue with Irish Revenue and cannot be certain as to the outcome of this issue.

(15) Subsequent Events

On December 14, 2017, in connection with the December 2017 reorganization, the Company concluded a management services agreement with OCV Management, LLC, a related party (see Note 10), in which the consideration to be provided to OCV for its services would be in ordinary shares equivalent in value to an annual rate of $250,000 per year and the number of ordinary shares to be determined by the closing price of the Company’s ordinary shares as of January 2, 2018. The closing price on January 2, 2018 was  $3.29 indicating that the number of ordinary shares required to settle the annual obligation in January 2019 is 75,988.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management, including the Company’s principal executive officer and principal financial officer, has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of March 30, 2018.

NAME	AGE	POSITION(S)
Mark Yung(2)(3)	44	Chief Executive Officer and Executive Chairman of the Board
Richard Fogarty	67	Chief Accounting Officer, Vice President, Finance and Secretary
Casey Lind	55	Chief Operating Officer
Zohar Loshitzer	60	Director
Gerald Farrell(1)	58	Director
Gerd U. Auffarth(1)(2)(3)	53	Director
Richard Ressler(2)(3)	59	Director
Robert J. Cresci(1)(2)(3)	74	Director

(1)	Member of our audit committee.
(2)	Member of our nominating and corporate governance committee.
(3)	Member of our compensation committee.

Mark Yung was elected as Executive Chairman of the board and Chief Executive Officer of Presbia PLC on December 11, 2017. Mr. Yung is co-founder and Managing Principal of OCV Management, LLC (“OCV”), an investor, owner and operator of technology and life science companies based in Los Angeles, which was founded in 2016 and is majority-owned by Richard Ressler (one of our directors and the beneficial owner of the majority of the ordinary shares of our company). Previously, Mr. Yung was a Managing Director at Orchard Capital Corp., a firm he joined in 2006. Through his affiliation with OCV and Orchard Capital, Mr. Yung has and continues to serve in various senior capacities including, among others, as Chairman and CEO of Presbia PLC (NASDAQ: LENS), an ophthalmic device company, as Executive Chairman of the board of directors of Environmental Solutions Worldwide, Inc., a clean technology company focused on the reduction of diesel emissions, as Chief Financial Officer and director of Polymer Plainfield Holdings, Inc., an OEM automotive supplier with operations in the United States, Canada, Mexico and the Caribbean, as Chairman of the Board of Vantage Surgical Systems, Inc., and as director and/or officer of Coreolis Holdings and Tradewinds Holdings. Prior to joining Orchard Capital Corp., Mr. Yung was a Senior Vice President in the Corporate Strategy and Merger and Acquisitions groups of Citigroup in New York and ABN AMRO in Amsterdam, Netherlands. Prior to his corporate strategy roles, Mr. Yung was an investment professional at JPMorgan Partners (“JPMP”). At JPMP, Mr. Yung focused on venture capital, growth equity and buyout transactions in Latin America and served as board member for various emerging companies in the region. Mr. Yung began his career in 1996 at Chase Securities, Inc., focusing on leveraged finance for cross-border buyouts and privatizations. Mr. Yung is an Independent Director of PacWest Bancorp, Inc. (NASDAQ “PACW”). Mr. Yung holds a B.A. from Cornell University and an MBA from INSEAD.

Richard Fogarty has served as Chief Accounting Officer of Presbia PLC since January 2018. He previously served as the Chief Accounting Officer of Presbia PLC and the Vice President, Finance of Presbia PLC from February 2014 to June 2016. From February 2010 to August 2013, Mr. Fogarty was Vice President, Finance and Administration and Chief Financial Officer for Plainfield Precision, Inc., a provider of contract manufacturing services to the automotive and medical device industries. Mr. Fogarty held corporate controller and corporate finance positions in publicly-held companies Collectors Universe, Inc., which provides authentication and grading services for high-value collectibles, from March 2006 to February 2010, and Impco Technologies, Inc. (now Fuel Systems Solutions, Inc.), which designs, manufactures and supplies alternative fuel products and systems, from November 2002 to March 2006. Mr. Fogarty holds an M.B.A. from Fairleigh Dickinson University and a B.S. degree from Union College. Mr. Fogarty is a Certified Management Accountant.

Casey Lind has served as Chief Operating Officer since February 2018. Prior to joining Presbia, from October 2017 to February 2018, Ms. Lind was the managing member of Pathfinder Global Way, LLC, a private consulting company.  Prior to that, from 1998 to June 2017, Ms. Lind worked for Alcon, a Novartis (NYSE: NVS) company, where she held positions of increasing responsibilities, including leading the early Surgical Glaucoma and Drug Delivery R&D teams and most recently as a Project Head for the Retina group. Ms. Lind has numerous issued patents focused on drug delivery, injection control, MEMS based posterior segment drainage and flow, and manufacturing processes for phase transition drug formulations.  Ms. Lind has an active role at both the national and local level in Ophthalmic World Leaders (OWL). She is an OWL Champion Member and contributes at the national level on the Executive Membership Committee, and locally, by actively planning and moderating Southern California OWL chapter meetings.  Ms. Lind is a graduate of Iowa State University, with a degree in Business, and received her MBA from Webster University.

Zohar Loshitzer has served as a director of Presbia PLC since February 2014. He served as a director of Presbia Holdings from May 2007 until its liquidation in 2015. He served as the Chief Executive Officer of Presbia PLC from February 2014 to October 2014, served as the President of Presbia PLC from February 2014 to January 2015, served as Chief Business Development Officer from January 2015 to September 2015. Since 2016, Mr. Loshitzer has served as principal at OCV. Since January 2005, Mr. Loshitzer has served as a principal at Orchard Capital. OCV and Orchard Capital are majority owned by Richard Ressler (one of our directors and the beneficial owner of the majority of the ordinary shares of our company),  where he supports the portfolio companies of Orchard Capital by designing operational efficiencies and cost reductions, and he has served since August 2000 as the President and Chief Executive Officer of Universal Telecom Services, Inc., a provider of telecommunications services and solutions to emerging markets. He has served as Executive Vice President of Corporate Strategy of j2 Global since June 2001 and from July 1997 through June 2001 he served as the Chief Information Officer at j2 Global. Mr. Loshitzer was the founder and President of MTP Consulting, Inc., a business consulting firm, from January 2011 to August 2013, and he was the founder and President of Imali, Inc., another business consulting firm, from January 2007 to December 2010. Since 1995, he has been a Managing Director at Orchard Telecom, a provider of telecommunications products. He previously served as a consultant to MAI Systems Corporation, a provider of information technology solutions, and as a General Manager and Managing Director at Life Alert Emergency Response, Inc., a provider of security services for the elderly, which Mr. Loshitzer co-founded. He was a director of the publicly-traded OCATA Therapeutics (formerly Advanced Cell Technology Inc.) from December 2011 to February 2016, when the company was sold to a Japanese private company. He was also a director of publicly-traded Environmental Solutions Worldwide, Inc. from January 2011 to December 2015. He graduated from Tel Aviv University with a degree in Electronics Engineering.

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

Prof. Dr. Gerd U. Auffarth has served as a director of Presbia PLC since August 2015 and Dr. Auffarth has also served as the Director and Chairman of the Department of Ophthalmology at the Ruprecht-Karls-University of Heidelberg, Germany since April 2011. Since August 2006, Dr. Auffarth has been the Director of the International Vision Correction Research Centre, a research center focusing on cataract and refractive surgery, laboratory studies, and ocular pharmacology. Since June 2012, he has been the Director of The David J Apple International Laboratory for Ophthalmic Pathology, which provides analyses on ophthalmic devices. Since August 2006 he has served as the Founder and Chief Executive Officer of' Steinbeis Technology Transfer Research Company IVCRC, which carries out research with companies, including start-up companies, in the ophthalmic medical device business in cooperation with the University Eye Clinic of Heidelberg. Since March 2012, he has served as the President of the German Society for Intraocular Lens Implantation and Refractive Surgery, and he has served on the board of this society since March 1999. Since September 2012, he has served as a member of the board of the German Ophthalmological Society (DOG), and since September 2005, he has served as an emeritus member of the board of the European Society for Cataract and Refractive Surgeons (ESCRS). He received an M.D. degree from the RWTH Aachen Medical School, Aachen University of Technology, Germany, and a Professorship in Ophthalmology and Ocular Pathology of the Ruprecht-Karls-University of Heidelberg, Germany.

Dr. Auffarth was chosen to serve on our Board due to his expertise in ophthalmic matters.

Richard S. Ressler has served as a director of Presbia PLC since January 2015. Mr. Ressler served as an officer and director of Presbia Holdings from May 2007 until its liquidation in 2015. Mr. Ressler is the founder and President of Orchard Capital Corp. ("Orchard Capital"), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (together with its controlled affiliates, "CIM"), a vertically-integrated owner and operator of real assets, Orchard First Source Asset Management (together with its controlled affiliates, "OFSAM"), a full-service provider of capital and leveraged  finance solutions to U.S. corporations, and OCV Management, LLC (“OCV”), an investor, owner and operator of  technology companies.  Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ "JCOM"), and chairman of CIM Commercial Trust Corporation (NASDAQ “CMCT”).  Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as a director of LENS since January 2015 and as chairman of CMCT since 2014. Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its executive, investment, allocation and asset management committees and serves on its credit committee.  CIM Investment Advisors, LLC, an affiliate of CIM, is registered with the United States Securities and Exchange Commission as a registered investment adviser. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee.  OFS Capital Management, LLC, an affiliate of OFSAM, is registered with the United States Securities and Exchange Commission as a registered investment adviser. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee.  OCV is a relying adviser of OFS Capital Management, LLC. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE "VGR") and served in various executive capacities at VGR and its subsidiaries.  Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies.  Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires persons who own more than ten percent of a registered class of our equity securities and our directors and executive officers to file with the SEC initial reports of ownership and reports in changes in ownership of any Presbia PLC equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2017, all reports required to be filed under Section 16(a) were filed on a timely basis, except as set forth below.

In connection with the exercise of his subscription rights, Robert J. Cresci had a Form 4 filing due on March 10, 2017.  Such Form 4 was filed on March 13, 2017.

In connection with the grant of restricted ordinary shares, Ralph H. Thurman had a Form 4 filing due on March 15, 2017.  Such Form 4 was filed on March 22, 2017.

In connection with the grant of restricted ordinary shares, Gerald Farrell had a Form 4 filing due on March 15, 2017.  Such Form 4 was filed on March 22, 2017.

In connection with the grant of restricted ordinary shares, Robert J. Cresci had a Form 4 filing due on March 15, 2017.  Such Form 4 was filed on March 22, 2017.

In connection with the grant of restricted ordinary shares, Vladimir Feingold had a Form 4 filing due on March 15, 2017.  Such Form 4 was filed on March 22, 2017.

In connection with the grant of restricted ordinary shares, Dr. Gerd Auffarth had a Form 4 filing due on March 15, 2017.  Such Form 4 was filed on March 22, 2017.

In connection with the grant of restricted ordinary shares, Richard Ressler had a Form 4 filing due on March 15, 2017.  Such Form 4 was filed on March 22, 2017.

In connection with the exercise of his subscription rights, Todd Cooper had a Form 4 filing due on March 10, 2017.  Such Form 4 was filed on March 22, 2017.

In connection with the exercise of subscription rights and the grant of restricted ordinary shares, Zohar Loshitzer had a Form 4 filing due on March 10, 2017 and March 15, 2017.  Such Form 4 was filed on April 13, 2017.

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

Compensation Committee. The compensation committee of our Board consists of Dr. Auffarth and Messrs. Ressler, Cresci and Yung, and Mr. Yung serves as the chairman of this committee. The primary purpose of the compensation committee of our Board is to (i) facilitate our Board’s discharge of its responsibilities relating to the evaluation and compensation of our executives, (ii) oversee the administration of our compensation plans, including the Presbia Incentive Plan, (iii) review and determine Board member compensation and (iv) prepare any report on executive compensation required by the rules and regulations of the SEC and the listing rules of NASDAQ.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee of our Board consists of Dr. Auffarth and Messrs. Yung, Cresci and Ressler, and Mr. Yung serves as the chairman of this committee. The primary purpose of our nominating and corporate governance committee is to (i) review the qualifications of, and recommend to our Board, proposed nominees for election to our Board, consistent with criteria approved by our Board, (ii) select, or recommend that our Board select, the director nominees for the next annual meeting of shareholders, (iii) develop, evaluate and recommend to our Board corporate governance practices applicable to our company and (iv) lead our Board in its annual review of the Board and management.

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

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer, and all individuals who served as principal executive officer at any time during the fiscal year ended December 31, 2017, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2017 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2017. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPLE POSITION	YEAR		SALARY ($)	BONUS ($)	STOCK AWARDS ($)		RESTRICTED STOCK UNITS ($)	NON-EQUITY INCENTIVE PLAN COMPENSA- TION ($)	NON- EQUITY INCENTIVE PLAN COMPENSA- TION ($)	NON-QUALI- FIED DEFERRED COMPENSA- TION EARNINGS ($)	TOTAL ($)
Todd Cooper	2017	(1)	446,705	46,800	—		—	—	—	—	493,505
Chief Executive Officer and President (January 2015 – December 2017)	2016		412,917	40,000	—		221,568	—	—	—	674,485
Ralph Thurman	2017	(2)	144,437	—	45,633	(3)	—	—	—	—	190,070
Chairman (January 2015 - December 2017)	2016		130,000	—	39,998		—	—	—	—	169,998
Vladimir Feingold	2017	(4)	456,101	20,472	38,978	(5)	—	—	—	—	515,551
Chief Technology Officer (June 2007 – January 2017)	2016		323,678	15,450	—		177,254	—	—	—	516,382
Jarett Fenton	2017	(6)	232,125	14,063	—		—	—	—	—	246,188
Chief Financial Officer (June 2016 – January 2018)	2016		122,741	—	—		393,990	—	—	—	516,731

(1)

In December 2017, Mr. Cooper resigned as an officer of Presbia PLC and its subsidiaries. Mr. Cooper was provided with an extension through three years after termination date of the exercise period for his stock options and of the vesting period for his restricted stock units.  In addition, Mr. Cooper was entitled to receive continuation of his base salary for six months, reimbursement of COBRA payments for six months. On April 28, 2016, Mr. Cooper was awarded 75,000 restricted stock units.

(2)

In December 2017, Mr. Thurman resigned as an officer and director of Presbia PLC and its subsidiaries. Mr. Thurman was provided with an extension through three years after termination date of the exercise period for his stock options and of accelerated vesting of his restricted share awards.

(3)

Mr. Thurman was awarded 12,738 restricted share awards in March 2017. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(4)

Mr. Feingold resigned from his position as Chief Technology Officer effective January 13, 2017 and transitioned to become a consultant. Mr. Feingold continued to serve as member of the Company’s board of directors until February 16, 2018, when he resigned from the board of the directors and its subsidiaries. Following his resignation from the board, Mr. Feingold has continued to provide consulting services to the Company.

(5)

Mr. Feingold was awarded 12,738 restricted share awards in March 2017. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K. On April 28, 2016, Mr. Feingold was awarded 60,000 restricted stock units.

(6)

Mr. Fenton joined the Company as our Chief Financial Officer effective June 16, 2016 and resigned effective January 5, 2018. Mr. Fenton was provided with an extension through one year after termination date of the vesting period for his restricted stock units. On August 05, 2016, Mr. Fenton was awarded 100,000 restricted stock units.

Cash Bonus Program

Our Board has established for 2017, and expects to continue in subsequent years, a cash bonus program for our employees. Pursuant to this program, employees will be eligible to receive an annual cash target bonus based on a specified percentage of the employee’s salary, which bonus will be earned upon the achievement of certain specified individual and corporate milestones.

Equity Awards

Presbia PLC

In 2016, we approved granted restricted stock units, or RSUs, to our named executive officers as follows:

•	to Vladimir Feingold, in April 2016, 60,000 RSUs;
•	to Todd Cooper, in April 2016, 75,000 RSUs; and
•	to Jarrett Fenton, in August 2016, 100,000 RSUs.

The Company intends to settle the vested RSUs in ordinary shares. The RSUs will vest in increments of 20% if certain specified stock price thresholds are achieved and maintained for twenty consecutive trading days; provided, however, that in no event shall such ordinary shares vest on a date prior to first annual anniversary of the date of grant or after the recipient’s termination of employment or service with the Company. The RSUs have a seven-year term and will vest in full upon a change of control, as defined in the RSU agreement. If dividends are distributed to shareholders, a number of dividend equivalent units will be credited to outstanding RSUs equal to the dollar amount of dividends that would have been paid with respect to the RSUs as of the dividend record date had they been ordinary shares, divided by the closing price of an ordinary share on that date. Dividend equivalent units vest at the same times as the RSUs to which they relate vest.

We expect from time to time to make equity grants under the Presbia Incentive Plan to our employees to align the interests of our employees with our company.

Outstanding Equity Awards at Fiscal-End

The following table sets forth information regarding holdings by our named executive officers, as of December 31, 2017, of unexercised stock options, outstanding restricted stock awards and restricted stock units granted by Presbia PLC.

	OPTIONS AWARDS(1)						STOCK AWARDS
NAME	NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCIS- ABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OF UNITS OF STOCK THAT HAVE NOT VESTED ($)		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Todd Cooper	180,000		90,000	(2)	$10.00	12/10/2020	75,000	45,000	(5)	75,000	45,000
Ralph Thurman	250,000	(3)	—	(3)	$10.00	12/10/2020	—	—		—	—
Vladimir Feingold	40,000		60,000	(4)	$10.00	1/28/2025	60,000	162,000	(5)	60,000	162,000
Jarett Fenton	—		—				100,000	394,000	(5)	100,000	394,000

(1)	There were no option exercises by any of our executive officers during the year ended December 31, 2017.
(2)

Such shares vested on January 28, 2018. Mr. Cooper was provided with an extension through three years after termination date of the exercise period for his stock options and of the vesting period for his restricted stock units.

(3)	Mr. Thurman was provided with an extension through three years after termination date of the exercise period for his stock options.
(4)

Until the end of the Initial Term and any renewal Terms of Mr. Feingold’s consulting agreement, all Restricted Share Units granted to Mr. Feingold on April 28, 2016 and all Stock Options granted to him on January 28, 2015 shall continue to vest in accordance with their respective agreements and the Company's Incentive Plan.

(5)	Restricted stock units issued in the year December 31, 2017. Fair value of restricted stock units is determined using a Monte Carlo Simulation (see note 9 for additional details).

Retirement Benefits

We do not maintain, and during 2017 and 2016 did not maintain, any tax-qualified or non-qualified plans that provide for the payment of retirement benefits or benefits paid primarily following retirement to any of our named executive officers.

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

In further of our reprioritization plan, effective December 10, 2017, Mr. Cooper resigned as chief executive officer and a member of the board of directors and Mr. Thurman resigned as Executive Chairman.  We entered into a separation agreement and general release with each of Mr. Cooper and Mr. Thurman pursuant to which each of Mr. Cooper and Mr. Thurman received an extension through three years after termination date of the exercise period for the stock options and of the vesting period for the restricted stock units held by each of them,  In addition, pursuant to the terms of the letter agreement described above, Mr. Cooper will receive continuation of his base salary for six months, reimbursement of COBRA payments for six months and the vesting of his stock options will be accelerated by six months.

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

Pursuant to the terms of Mr. Fenton’s offer letter he is eligible to receive an annual base salary of $225,000, with a target annual bonus of 25% of base salary. In furtherance of our reprioritization plan, effective January 5, 2018, Mr. Fenton’s employment terminated. We entered into a release agreement with Mr. Fenton pursuant to which Mr. Fenton received an extension through one year after his termination date of the vesting period for the restricted stock units held by him.

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

Director Compensation

For information regarding the compensation that we paid to our named executive officers who serve on the Board of Presbia PLC, Messrs. Thurman, Cooper, and Feingold, see “Summary Compensation Table.”

At present, non-employee directors of Presbia PLC are compensated as follows: (i) an annual board cash fee of $60,000; (ii) a cash fee of $2,500 for each board or committee meeting attended in person in Ireland; and (iii) reimbursement for out-of-pocket expenses incurred in connection with attending Board and committee meetings. In addition, we intend to grant new directors a one-time restricted share award valued at $80,000 in connection with their appointment to our Board, which shares will vest ratably over a five year vesting period, and we intend to grant our non-employee directors an annual restricted share award valued at $40,000 for their continued service on our Board, which shares vested ratably over a one and five year vesting periods for the years ended December 31, 2017 and 2016, respectively.  In January 2017, we entered into a consulting agreement with Mr. Feingold, which provides for, among other things, (i) an initial one-year term, which shall automatically renew for successive one-year terms, unless terminated in accordance with the provisions of the Consulting Agreement, (ii) a $35,000 monthly consulting fee for the services specified in the applicable statement of work, including services related to regulatory and IP-related matters, (iii) termination by the Company upon sixty days’ notice and termination by Mr. Feingold upon thirty days’ notice, and (iv) the payment of the balance of the consulting fees for the initial term (as defined in the Consulting Agreement), if the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) during the initial term.

Director Equity Awards

Presbia PLC

On March 14, 2017, we granted 12,738 restricted ordinary shares to each of the following board members: Gerald Farrell, Gerd Auffarth, Richard Ressler, Robert J. Cresci and Zohar Loshitzer. The restricted shares fully vested at March 14, 2018, one year after the grant date.

Director Compensation Table

The following table summarizes the annual compensation for our non- employee directors during the year ended December 31, 2017.

NAME	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gerald Farrell	$15,000	$38,978	—	—	—	—	$53,978
Gerd U. Auffarth	67,500	38,978	—	—	—	—	106,478
Richard Ressler	—	38,978	—	—	—	—	38,978
Robert J. Cresci	62,500	38,978	—	—	—	—	101,478
Zohar Loshitzer	7,500	38,978	—	—	—	—	46,478

(1)

This column reflects grant date fair value assigned to restricted stock awards (RSA's) on the basis of closing price of Company's ordinary shares on the date of the award. Such restricted shares will become vested one year after the grant date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 30, 2018 with respect to the beneficial ownership of our ordinary shares by:

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

Unless otherwise indicated, the address of each person listed below is c/o Presbia PLC, Suite 7, Sandyford Office Centre, 17 Corrig Road, Sandyford, Dublin 18 Ireland.

	ORDINARY SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER		PERCENT
5% Holders
FMR, LLC	2,568,278	(1)	14.9%
245 Summer Street, Boston, MA 02210
Directors and Officers
Todd Cooper	272,514	(2)	1.6%
Zohar Loshitzer	427,960	(3)	2.5%
Vladimir Feingold	1,421,270	(4)	8.3%
Richard Ressler	10,494,048	(5)	61.6%
Gerd Auffarth	38,464	(6)	*
Ralph Thurman	309,664	(7)	1.8%
Robert Cresci	96,128	(8)	*
Gerald Farrell	59,664	(9)	*
Jarett Fenton	-	(10)	*
Executive officers and directors as a group (9 persons)	13,119,712	(11)	74.7%

*	Less than one percent.
(1)

Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 13 2018 by FMR LLC ("FMR") reporting that FMR: (i) beneficially owned 2,568,278 shares; (ii) had the sole power to dispose or direct the disposition of 2,568,278 shares; and (iii) had the sole power to vote or to direct the vote of 821,590 shares. In addition, the Schedule 13G/A shows that the following person s or entities beneficially own certain of the shares reported: Abigail P. Johnson and Fidelity Growth Company Fund.  The Schedule 13G/A also shows that Abigail P. Johns is a Director, the Chairman and Chief Executive Officer and of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the "Fidelity Funds"), advised by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, which power resides with the Fidelity Funds' Board of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Board of Trustees.

(2)	Includes 180,000 ordinary shares covered by options vested on January 28, 2017. Excludes 270,000 options, none of which are exercisable within 60 days of March 30, 2018.
(3)

Includes 40,000 ordinary shares covered by options vested on January 28, 2017. Excludes 60,000 options, none of which are exercisable within 60 days of March 30, 2018. Includes 20,985 restricted shares held by Mr. Loshitzer as of March 30, 2018.

(4)

Includes 40,000 ordinary shares covered by options vested on January 28, 2017. Excludes 60,000 options, none of which are exercisable within 60 days of March 30, 2018. Includes 12,738 restricted shares held by Mr. Feingold as of March 30, 2018.

(5)	Includes 10,000 ordinary shares covered by options vested on January 28, 2017. Includes 20,985 restricted shares held by Mr. Ressler as of March 30, 2018.
(6)	Includes 32,004 restricted shares held by Dr. Auffarth as of March 30, 2018.
(7)	Includes 250,000 ordinary shares covered by options vested on January 28, 2017, and 20,985 restricted shares held by Mr. Thurman as of March 30, 2018.
(8)	Includes 30,255 restricted shares held by Mr. Cresci as of March 30, 2018.
(9)	Includes 36,953 restricted shares held by Dr. Farrell as of March 30, 2018.
(10)	No shares are beneficially owned by Mr. Fenton as of March 30, 2018.
(11)	Includes 520,000 ordinary shares covered by options, and 174,905 restricted shares held as of March 30, 2018. Excludes 390,000 options, none of which are exercisable within 60 days of March 30, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding shares of our common stock that may be issued under the Presbia Incentive Plan (the “Plan”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders	1,722,467	$6.20	435,141
Equity compensation plans not approved by security holders	—	—	—
Total	1,722,467	6.20	435,141

(1) Does not include restricted shares of 176,759, issued as of December 31, 2017, as such shares are already reflected in our outstanding shares.

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

Transactions with Orchard Capital and its Affiliates

Orchard Capital has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to Presbia since January 2011 pursuant to a Services Agreement. Such agreement will remain in effect until terminated by either party thereto upon 30 days’ notice. Orchard Capital invoices us quarterly for such services at cost. During the years ended December 31, 2017 and 2016, we recognized general and administrative expenses of $14,000 and $14,000 for services invoiced by Orchard Capital. As of December 31, 2017 and 2016, $3,000 and $4,000 was due to Orchard Capital for management and accounting services, respectively.

Also, commencing during the second quarter of 2013, we have received human resources management services, payroll services, IT support and risk management services from CIM Group. We have incurred charges of $37,000 and $73,000 payable to CIM Group for such services for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $19,000 and $14,000, respectively.

On December 14, 2017, the Company concluded a services agreement with OCV Management, LLC, a related party co-founded by Mr. Ressler and Mark Yung, for the purpose of providing management services for the Company for the period commencing December 14, 2017 until terminated upon thirty (30) days’ prior written notice by either of the parties. OCV Management, LLC will receive an annual fee of $250,000, payable annually in arrears. The obligation will be settled in the form of ordinary shares issued by the Company in a private offering. For 2018, the number of shares to be issued will be determined by dividing $250,000 by the closing price on January 2, 2018 and the shares will be issued on January 2, 2019. The Company recorded a non-current liability of $12,000 as of December 31, 2017 in relation to services provided in 2017.

For information regarding the relationship of Richard Ressler (one of our directors and the beneficial owner of the majority of the ordinary shares of our company) and Mark Yung (our Executive Chairman of the board and Chief Executive Officer) with Orchard Capital, CIM Group and OCV, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

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

Director Independence

Richard Ressler and his affiliates control a majority of our issued and outstanding ordinary shares. As a result, we are a “controlled company” within the meaning of NASDAQ listing rules, and thus, we are exempt from the requirement that a majority of our Board consist of independent directors

The Company is currently managed by a six-member Board. Each of Dr. Auffarth, Mr. Cresci and Mr. Farrell is “independent” as that term is defined under the rules of The NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

The following tables present fees for professional services provided Squar Milner LLP for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,
Squar Milner LLP	2017	2016
Audit fees	$114	$114
Audit-related fees	9	20
Tax fees	—	—
Total	$123	$134

Audit fees. Audit fees consist of the aggregate fees billed for professional services rendered for (i) the audit of our annual financial statements and (ii) the reviews of the financial statements included in the Quarterly Reports on Form 10-Q.

Audit-Related fees. Audit-related fees are for assurance and related services that are reasonably related to the audit and reviews of our financial statements, exclusive of the fees disclosed as audit fees above.

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

For the years ended December 31, 2017 and 2016, the Audit Committee was responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of other fees as described above is compatible with maintaining Squar Milner’s independence and has determined that such services for fiscal years ending in December 31, 2017 and 2016 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Date: March 30, 2018	PRESBIA PLC

	By:	/s/ Mark Yung
Mark Yung
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Mark Yung Mark Yung	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2018

/s/ Richard Fogarty Richard Fogarty	Chief Accounting Officer, Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	March 30, 2018

/s/ Zohar Loshitzer Zohar Loshitzer	Director	March 30, 2018

/s/ Richard Ressler Richard Ressler	Director	March 30, 2018

/s/ Robert Cresci Robert Cresci	Director	March 30, 2018

/s/ Gerd U. Auffarth Gerd U. Auffarth	Director	March 30, 2018

/s/ Gerald Farrell Gerald Farrell	Director	March 30, 2018

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Memorandum and Articles of Association of Presbia PLC

10.1(1)	Share Exchange Deed between the Registrant and Presbia Holdings, dated January 14, 2015

10.2(5)	Registration Rights Agreement between the Registrant and Presbia Holdings

10.3#(1)	Presbia Incentive Plan

10.4#(2)	Form of Stock Option Agreement (to be issued under the Presbia Incentive Plan)

10.5#(2)	Form of Restricted Stock Agreement (to be issued under the Presbia Incentive Plan)

10.6#(8)	Form of Restricted Stock Unit Agreement under the Presbia Incentive Plan

10.7#(2)	Presbia Holdings Stock Plan

10.8#(2)	Amendment No. 1 to Presbia Holdings Stock Plan

10.9#(2)	Restricted Stock Grant Notice and Restricted Stock Award Agreement between Presbia Holdings and Zohar Loshitzer

10.10(2)	Lease, dated April 23, 2012, between PresbiBio LLC and Image Holdings, Inc.

10.11(3)	Sublease, dated May 6, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.12(3)	First Amendment to Sublease, dated July 16, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.13(3)	Form of Indemnification Agreement between Presbia USA, Inc. and its officers and directors

10.14(3)	Form of Indemnification Agreement between Presbia PLC and its directors

10.15(3)	Form of Indemnification Agreement between Presbia PLC and its executive officers

10.16(3)	Services Agreement, dated as of January 1, 2011, between PresbiBio, LLC and Orchard Capital Corporation

10.17#(4)	Offer Letter with Todd Cooper

10.18(6)	Consulting Agreement, by and between Presbia PLC and Zohar Loshitzer, dated October 1, 2015

10.19(8)	Asset Purchase Agreement, dated August 2, 2016, by and between Neoptics AG and Presbia Ireland, Limited

10.20#(8)	Amendment No. 1 to Presbia PLC Incentive Plan

10.21#(9)	Separation and General Release Agreement dated January 13, 2017 by and between Presbia PLC and Vladimir Feingold.

10.22(9)	Consulting Agreement dated January 13, 2017, by and between Presbia PLC and Vladimir Feingold.

10.23(10)	Services Agreement dated December 14, 2017, by and between Presbia PLC and OCV Management, LLC

10.24(11)	Consulting Agreement effective as of January 15, 2018, by and between Presbia PLC and Vladimir Feingold.

10.25#(12)	Employment Letter, effective as of February 1, 2018, between the Company and Casey Lind.

10.26#+	Employment Letter, effective as of January 1, 2018, between the Company and Dr. Michna

10.27+	Separation Agreement between the Company and Todd Cooper

10.28+	Separation Agreement between the Company and Randy Thurman

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Squar Milner LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature page)

31.1+	Certification of Chief Executive Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Accounting Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

Exhibit No.	Description of Exhibit
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

(9)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2017.
(10)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2017.
(11)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2018.
(12)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2018.