Form 10-Q
period 2018-03-31
Presbia PLC
filed 2018-05-11
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36824

Presbia PLC

(Exact name of registrant as specified in its charter)

Ireland	98-1162329
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 7, Sandyford Office Centre, 17 Corrig Road, Sandyford, Dublin 18 Ireland (Address of principal executive offices)	(Zip Code)

+353 (1) 551 1487

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant’s ordinary shares as of May 11, 2018 was 17,121,857 shares, $0.001 par value per share.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (”SEC”) on March 30, 2018 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amount)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets
Cash	$1,052	$3,236
Accounts receivable	8	8
Inventory, net	77	127
Prepaid expenses and other current assets	277	108
Total current assets	1,414	3,479
Property and equipment, net	448	477
Intangible asset	1,444	1,479
Other assets	128	127
Total assets	$3,434	$5,562
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$761	$628
Due to related parties	32	23
Note payable, current portion	503	480
Other current liabilities	1,079	1,151
Total current liabilities	2,375	2,282
Deferred rent	103	107
Due to related parties, net of current portion	—	12
Other liabilities, net of current portion	28	30
Total liabilities	2,506	2,431
Commitments and contingencies (note 7)
Shareholders' equity
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 17,121,857 shares issued and outstanding at March 31, 2018 and December 31, 2017	17	17
Deferred ordinary Shares
€1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	54	54
Preferred Shares
$0.001 par value, 50,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	91,172	91,362
Accumulated deficit	(90,315)	(88,302)
Total shareholders' equity	928	3,131
Total liabilities and shareholders’ equity	$3,434	$5,562

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three-Months Ended March 31,
	2018	2017
Revenues	$3	$5
Cost of goods sold	47	11
Gross loss	(44)	(6)
Operating expenses:
Research and development	709	1,842
Sales and marketing	353	961
General and administrative	861	1,754
Total operating expenses	1,923	4,557
Operating loss	(1,967)	(4,563)
Interest (expense) income	(9)	(14)
Loss before income tax provision	(1,976)	(4,577)
Income tax provision	37	16
Net loss	$(2,013)	$(4,593)
Net loss per ordinary share-basic and diluted	$(0.12)	$(0.32)
Weighted average shares outstanding - basic and diluted	17,004,755	14,265,079

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three-Months Ended March 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(2,013)	$(4,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	85
Inventory provisions	45	9
Stock-based compensation	(148)	523
Imputed interest expense	11	20
Changes in operating assets and liabilities:
Accounts receivable	—	(40)
Inventory	5	(1)
Prepaid expenses and other current assets	(169)	136
Other assets	—	1
Accounts payable and other current liabilities	(26)	801
Income taxes payable	86	16
Deferred rent	(4)	34
Due to related parties	(46)	4
Net cash used in operating activities	(2,193)	(3,005)
Cash flow from investing activities:
Purchases of intangible assets	(2)	(21)
Purchases of property and equipment	(2)	(8)
Net cash used in investing activities	(4)	(29)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares from rights offering, net of costs	—	10,477
Net cash provided by financing activities	—	10,477
Net increase (decrease) in cash	(2,197)	7,443
Effect of exchange rate on cash	13	21
Cash balance at beginning of period	3,236	7,333
Cash balance at end of period	$1,052	$14,797

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Basis of Presentation

Principles of Consolidation.  The accompanying consolidated financial statements have been derived from the historical cost basis of the assets and liabilities, financial condition and cash flows of Presbia PLC and Presbia Ireland, Limited, both organized in Ireland, Presbia Investments, a wholly-owned subsidiary of Presbia PLC organized in the Cayman Islands, and Presbia Ireland, Limited’s subsidiaries, Presbia Deutchland GmbH, Presbia USA, Inc., and OPL, LLC. Presbia Deutchland GmbH is organized in Germany, and Presbia USA, Inc. and OPL, LLC are both entities organized in the United States, and include Presbia USA, Inc.’s subsidiaries, Visitome, Inc. and PresbiBio, LLC, both organized in the United States, and OPL, LLC’s direct and indirect subsidiaries, PIP Holdings, C.V and Presbia Cooperatief U.A., both organized in the Netherlands, and PresbiOptical LLC, organized in the United States (collectively, including Presbia PLC, the “Company”).  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s fiscal year ends on December 31. The entities presented in the consolidated financial statements have been under common control during the periods presented. All intercompany accounts have been eliminated in consolidation.

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, respectively, have been prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”) for interim financial reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the annual report on Form 10-K for the year ended December 31, 2017. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 30, 2018. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Liquidity

At March 31, 2018, the Company has an accumulated deficit of $90.3 million and it expects to incur additional operating losses through 2019, and possibly further. As it continues to incur losses, the Company’s transition to profitability will depend on the successful development, approval and commercialization of its microlens. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital. Based on the Company’s current business plan, management believes that its cash and cash equivalents at March 31, 2018, and the net proceeds from the April 2018 sale of $5,000,000 of preferred shares to our principle shareholder will not be sufficient to meet its anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report on Form 10-Q.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). The Company’s current commercialization strategy is targeted to countries where the Company can establish the market for its technology.  This commercialization strategy will undergo continual prioritization and in the future the Company may adjust its commercialization efforts to preserve its existing cash or realize better results than anticipated which could have a positive impact on cash.  The Company’s U.S. pivotal clinical trial and planned FDA approval is its highest priority. The Company must raise additional capital to fund its operations.  It plans to raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, reduce the scope of, or curtail, its operations. To the extent that the Company raises additional funds by issuing equity securities, its shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

(2)  Summary of Significant Accounting Policies

During the three months ended March 31, 2018 there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than the adoption of the new revenue recognition standard noted below.

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

In 2012, we changed our commercialization strategy from exclusively using distributors to also targeting refractive laser centers equipped with femtosecond lasers, except in countries that require the use of distributors or sales representatives. In December 2017, in light our re-ordering of operational priorities, we have focused our commercialization and clinical trial efforts outside of the U.S. in Germany and South Korea, including established ophthalmic clinics in those countries.  We recognize revenue from laser centers and ophthalmic clinics based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenues from laser centers and ophthalmic clinics during the periods ended March 31, 2018 and 2017 were not material.

Effective January 1, 2018, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, the Company recognizes revenue based on an analysis of the goods and services provided to our customers in the ordinary course. We analyze all commercial agreements to identify (i) contracts and arrangements with customers that meet the criteria for revenue recognition under the new standard (ii) identify all performance obligations under the contractual arrangement, such as the delivery of our Microlens to our customers and any other deliverable(s) as defined in a commercial arrangement (iii) the determination of the transaction price and the allocation of such pricing over the defined contractual obligations in the contract with the customer and (iv) the recognition of revenue once the customer has assumed control over the contractual obligations. Control refers to the ability on the part of the customer to obtain substantially all the benefits of possession of the delivered product or service. If revenue transactions do not qualify as revenue under the new standard, then the previous revenue standard or other GAAP standards, as appropriate, is applied.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange loss is included in the Condensed Consolidated Statement of Operations and it was $52,000 and $27,000 for the periods ended March 31, 2018 and 2017, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the periods ended March 31, 2018 and 2017.

Future Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

Recent Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 became effective for the Company in the first quarter of 2018 and allowed for full retrospective or a modified retrospective adoption approach. The Company adopted this new standard in January 2018 and it did not have a material adjustment on the basis of either a full retrospective or the modified retrospective restatements of 2016 and 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and payments.  The specific cash flow issues addressed by ASU 2016-15, with the objective of reducing the existing diversity in practice, are as follows: (1) Debt prepayment or debt extinguishment costs; (2) Settlement of zero-coupon debt instruments or other debt instruments with insignificant coupon interest rates; (3) Contingent consideration payments made after a business combination; (4) Proceeds from the settlement of insurance claims; (5) Proceeds from the settlement of corporate-owned life insurance policies; (6) Distributions received from equity method investees; (7) Beneficial interest in securitization transactions; and (8) Separately identifiable cash flows and application of the predominance in principle.  ASU 2016-15 became effective for fiscal years beginning after December 15, 2017.  The Company adopted this new standard in January 2018 and it did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method, which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company adopted this new standard in January 2018 and it did not have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this ASU in January 2018 and it did not have a material impact on its consolidated financial statements.

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

Basic and diluted loss per share for the three months ended March 31, 2018 and 2017 were calculated as follows:

	Three-Months Ended March 31,
	2018	2017
Net Loss	$(2,013)	$(4,593)
Weighted average shares outstanding - basic and diluted	17,004,755	14,265,079
Net loss per ordinary share - basic and diluted	$(0.12)	$(0.32)

Antidilutive securities, which consist of options and unvested restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of approximately 840,033 and 1,050,000 weighted average shares for the three months ended March 31, 2018 and 2017, respectively.

(4)  Equity Based Awards

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,200,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 605,891 were available on March 31, 2018 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the Presbia Incentive Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017. The Company recorded a credit of $438,000 as a result of the unwinding of stock-based compensation for participants who exited the Company in the first quarter of 2018.

	Three-Months Ended March 31,
	2018	2017
Research and development	$(177)	$116
General and administrative	$(1)	331
Sales and marketing	$30	76
	$(148)	$523

Options

The following table sets forth the Company’s option activity for the three months ended March 31, 2018:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share
Balance, January 1, 2018	849,100	$9.77
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	(15,750)	$8.60
Balance, March 31, 2018	833,350	$9.80
Vested, March 31, 2018	725,400	$9.83
Non Vested, March 31, 2018	107,950	$9.59
Exercisable, March 31, 2018	725,400	$9.83

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

For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. The Company adopted ASU 2016-09 on January 01, 2018, electing to account for forfeitures when they occur. The Company did not issue employee options during the three months ended March 31, 2018 and 2017.

Non-Employee Options

During the three months ended March 31, 2018 and 2017, the Company did not grant options to non-employee consultants and medical advisors. In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the following table:

	Three-Months Ended March 31, 2018	Three-Months Ended March 31, 2017
Stock price per share	$1.23 - $1.43	$2.08 - $2.51
Expected term	6.84 - 7.4 Yrs.	7.96 - 8.6 Yrs.
Volatility	76.5% - 77.3%	82.8% - 90.0%
Dividends	—	—
Risk-free rate	2.7%	2.3%

Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to forfeitures when they occur.

Restricted Shares

The Company’s board of directors did not grant restricted ordinary shares of the Company during the three month period ended March 31, 2018.

The following table sets forth the Company’s restricted share activity for the three months ended March 31, 2018:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2017	134,367	$3.78
Granted	—	$—
Vested	(81,476)	$3.26
Forfeited/cancelled	—
Unvested, March 31, 2018	52,891	$5.45

Restricted Share Units

During the three months ended March 31, 2018 and 2017, the Board of Directors approved the award of 0 and 55,000 restricted share units (“RSU” or “RSU’s” or “RSU Plan”), respectively, to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that the recipient must be employed as a condition of vesting. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

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

The following table sets forth the Company’s RSU activity for the three months ended March 31, 2018:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2017	739,000	$2.09
Granted	—	$—
Vested	—	—
Forfeited/cancelled	(155,000)	2.67
Unvested, March 31, 2018	584,000	$1.17

Unrecognized Share-based Compensation

As of March 31, 2018 and 2017, there were $379,000 and $3,026,000, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 1.4 and 1.9 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $248,000 and $480,000, respectively, and is expected to be recognized over the weighted average vesting periods of 1.9 and 1.6 years, respectively. As of March 31, 2018 and 2017, there was approximately $1,030,000 and 1,682,000 of unrecognized compensation expense with respect to the RSU’s over a weighted average remaining derived service period of 1.4 and 2.1 years, respectively.

(5)  Concentration of Credit Risk

The Company had cash of $1.1 million and $3.2 million as of March 31, 2018 and December 31, 2017, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

  As of March 31, 2018, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

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

(6) Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2018.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. In December 2017, the Company recorded a liability of $199,000 with respect to unpaid Irish income taxes in accordance with FIN 48, Accounting for Uncertainty of Income Taxes, and increased that liability during the three months ended March 31, 2018 to $290,000. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of the income tax provision. As of March 31, 2018 and December 31, 2017, the Company had $37,000 and $39,000, respectively, of tax related accrued interest and penalties on its consolidated balance sheet or on its consolidated statement of operations.

A reconciliation of gross unrecognized tax benefits is as follows:

	March 31, 2018	December 31, 2017
Balance at the beginning of the year	199,000	—
Increases related to current year tax positions	91,000	199,000
Balance at the end of the year	$290,000	$199,000

(7)  Commitments and Contingencies

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that was renewed on June 1, 2016 and provided for an extension of five consecutive years starting from the original lease expiration date of May 31, 2017 through May 31, 2022. The Company maintains a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013. In February 2018, it terminated a 30-month lease in Amsterdam, the Netherlands, that commenced on January 1, 2016. This termination was based on a mutual agreement with the landlord. In December 2017, the Company vacated one of its Irvine, California locations and consolidated its operations into another location in Irvine. At March 31, 2018 and December 31, 2017, liabilities of $156,000 and $222,000, respectively, representing the fair value of the remaining lease obligation over the remaining 30 and 33 months,  respectively, were recorded as part of the short-term portion of deferred rent in the Consolidated Balance Sheet. These liabilities include the effects of assumptions related to prospective sublease arrangements, which are subject to the Company’s best judgement regarding the likelihood of occurrence and the timing of any amounts resulting from a sublease agreement. Aggregate rent expense for the three months ended March 31, 2018 and 2017 was $95,000 and $169,000, respectively.

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(8) Subsequent Event

On April 12, 2018, the Company and its wholly-owned subsidiary, Presbia USA, Inc. (the “Subsidiary”) and Richard Ressler, a member of the Company’s board of directors and its majority stockholder,  entered into a Stock Purchase Agreement pursuant to which Mr. Ressler purchased in a private placement (the “Offering”) 100 preferred shares of the Company, with the rights set forth in the Subscription Letter, dated April 12, 2018,  (the “Preferred Shares”) and 4,900 shares of preferred stock of the Subsidiary (the “Subsidiary Preferred Shares”) for an aggregate purchase price of $5,000,000.  Upon closing the Offering, Mr. Ressler received a warrant (the “Warrants”) to purchase 1,953,125 ordinary shares of the Company at an exercise price of $2.56 per share, subject to adjustments as provided under the terms of the Warrants.  The Warrant is exercisable for five years from the issuance date.  The Warrant contains cashless exercise provisions.

The Preferred Shares and the Subsidiary Preferred Shares carry a one time liquidation preference.  The Preferred Shares and Subsidiary Preferred Shares are redeemable upon a liquidation event in which all classes of equity holders are entitled to receive the same form of consideration and are redeemable at any time at the Company’s sole election, provided that a majority of the independent directors approve such redemption.  The preferred shares accrue a dividend at the rate of 10% per annum during the first 18 months, 20% for months 19 through 24 and 30% from month 25 until such preferred shares are redeemed, payable in preferred shares on a quarterly basis.  As long as the Preferred Shares or Subsidiary Preferred Shares remain outstanding, neither the Company nor the Subsidiary shall take the following actions, without obtaining the prior consent of the holder of the Preferred Shares:  (a) effect any alteration, repeal, change or amendment of the rights, privileges or preferences of the Preferred Shares or the Subsidiary Preferred Shares in a manner that adversely affects the rights, privileges or preferences of those shares or any series thereof;   (b) amend, modify or repeal any provision of the organizational documents in a manner that adversely affects the powers, preferences or rights of the Preferred Shares or Subsidiary Preferred Shares;  (c) agree to any debt financing in an amount in excess of $8,000,000 (such amount being the maximum amount payable by the company under the debt instruments); (d) execute a guarantee;  (e) effect any restructuring or liquidation; (f) settle any lawsuit or civil investigation requiring the payment of more than $1,000,000; or (g) execute any document or enter into any arrangement that has a potential liability to the Company in excess of $1,000,000.

In addition, the Company guaranteed the Subsidiary’s payment of the redemption price and any accrued and unpaid dividends with respect to the Subsidiary Preferred Shares.

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

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of March 31, 2018, we had an accumulated deficit of $90.3 million. We expect to continue to incur significant losses for the foreseeable future.

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

We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.  We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the year ended December 31, 2017, except for the adoption of new accounting standards as discussed elsewhere in this report.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017.

	Three-Months Ended March 31,		Change
	2018	2017	$000's	%
Revenues	$3	$5	$(2)	-40%
Cost of goods sold	47	11	36	327%
Gross loss	(44)	(6)	(38)	633%
Operating expenses:
Research and development	709	1,842	(1,133)	-62%
Sales and marketing	353	961	(608)	-63%
General and administrative	861	1,754	(893)	-51%
Total operating expenses	1,923	4,557	(2,634)	-58%
Operating loss	(1,967)	(4,563)	2,596	-57%
Interest (expense) income	(9)	(14)	5	-36%
Loss before income tax provision	(1,976)	(4,577)	2,601	-57%
Income tax provision	37	16	21	131%
Net loss	$(2,013)	$(4,593)	$2,580	-56%

Revenue

Revenue for the three months ended March 31, 2018 was $3,000 as compared to $5,000 for the corresponding period in 2017. Revenues were immaterial for both periods presented and are expected to continue to be immaterial in the near-term as we are in the near term undertaking limited commercialization efforts in only a few selected markets. Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to ophthalmic clinics primarily in Germany and South Korea.

Cost of Goods Sold

Cost of goods sold was $47,000 for the three months ended March 31, 2018 as compared to $11,000 in the three months ended March 31, 2017, or an increase of $36,000, compared to a $2,000 reduction in revenue for the same period.  Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory. During the three months ended March 31, 2018 and 2017, we recorded additional provisions for inventory obsolescence and unfavorable adjustments of $45,000 and $9,000, respectively.

Research and Development

Research and development expense declined by $1,133,000 or 62%, for the three months ended March 31, 2018 as compared to the same period in 2017. The decrease in research and development spend is primarily due to (i) a $220,000 cost decrease related to related to the currently discontinued development of our disposable inserter, (ii) a $289,000 cost decrease related to our U.S. clinical trials attributed to costs incurred for data monitoring and validation activities under both Phases I and II, (iii) $385,000 for lower allocated manufacturing costs, and (iv) $238,000 for lower regulatory and quality assurance costs primarily related to the submission to the FDA of remaining PMA modules.

During 2018, we expect that costs related to our U.S. staged pivotal clinical trial will decline as compared to 2017, primarily due to the main focus of the trial shifting from compliance to submission to the FDA of the remaining PMA module and management’s decision to discontinue development of our disposable inserter.

Sales and Marketing

Sales and marketing expense decreased by $608,000 or 63%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease is primarily a result of lower advertising and promotional costs of $272,000, (ii) a $253,000 cost decrease related to lower employee compensation due to our reduced headcount, and (iii) other net cost decreases of $83,000 related to travel, compensation and other sales and marketing expenses.

We evaluated our commercialization strategy as part of the December 2017 re-prioritization of resources, which resulted in limiting our commercialization efforts to Germany and South Korea, and focusing our resources on completing our U.S. staged pivotal clinical trial.

General and Administrative

General and administrative expense declined by $893,000, or 51%, for the three months ended March 31, 2018 as compared to the same period in 2017. General and administrative expenses declined primarily due to (i) reduced personnel costs of $313,000, due to reduced headcount, (ii) reduced stock based compensation expense of $356,000, (i) lower professional fees of $129,000 and (iii) other net cost increases of $119,000 related to travel, insurance and other administrative expenses.

Interest Expense, net

Interest expense decreased by $5,000 for the three months ended March 31, 2018 compared to an interest expense of $14,000 for the same period in 2017. The change is due primarily to a decrease in interest expense related to the Neoptics asset purchase.

Net Loss

Our net loss of $2.0 million for the three months ended March 31, 2018 was $2.6 million lower, or 56% lower, than the net loss of $4.6 million in the corresponding period in 2017. We expect that losses will continue through 2019, and possibly further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market for our microlens.

Liquidity and Capital Resources

At March 31, 2018, we had cash of $1.1 million, reflecting a $2.1 million decrease from our cash balance at December 31, 2017 of $3.2 million. Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing, costs and completion of U.S. staged pivotal clinical trial;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the US; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated:

	Three-Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(2,193)	$(3,005)
Net cash used in investing activities	$(4)	$(29)
Net cash provided by financing activities	$—	$10,477

At March 31, 2018, we had an accumulated deficit of approximately $90.3 million and we expect to incur additional operating losses through 2018, and further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at March 31, 2018, and the net proceeds from the April 2018 sale of $5,000,000 of preferred shares to our principle shareholder will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We must raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 20, 2018 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Ordinary Shares

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1(1)	Stock Purchase Agreement dated April 12, 2018 by and among Presbia PLC, Presbia USA, Inc. and Richard Ressler.

10.2(2)	Subscription Letter dated April 12, 2018 by and between Presbia PLC and Richard Ressler.

10.3(3)	Warrant to Purchase Ordinary Shares dated April 12, 2018.

10.4(4)	Guaranty dated April 12, 2018.

31.1+	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Label

101.PRE+	XBRL Taxonomy Extension Presentation

+	Indicates filed herewith.
*	Indicates furnished herewith
(1)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2018 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2018 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2018 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESBIA PLC

Date: May 11, 2018	By:	/s/ Mark Yung
Mark Yung
President and Chief Executive Officer

Date: May 11, 2018	By:	/s/ Richard Fogarty
Richard Fogarty
Chief Accounting Officer,
Vice President, Finance and Secretary