Form 10-Q
period 2018-06-30
Presbia PLC
filed 2018-08-10
CIK 1591096

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the Registrant’s ordinary shares as of August 10, 2018 was 17,157,160 shares, $0.001 par value per share.

PRESBIA PLC

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PRESBIA PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amount)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets
Cash	$3,328	$3,236
Accounts receivable	23	8
Inventory, net	71	127
Prepaid expenses and other current assets	305	108
Total current assets	3,727	3,479
Property and equipment, net	410	477
Intangible asset	1,411	1,479
Other assets	77	127
Total assets	$5,625	$5,562
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$471	$628
Due to related parties	35	23
Note payable, current portion	482	480
Other current liabilities	744	1,151
Total current liabilities	1,732	2,282
Deferred rent	98	107
Due to related parties, net of current portion	—	12
Other liabilities, net of current portion	25	30
Total liabilities	1,855	2,431
Commitments and contingencies (note 7)
Shareholders' equity
Preferred Shares
Series A Redeemable Preferred Shares; $0.001 par value, 50,000,000 shares authorized; 100 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
USA Preferred Shares; $0.01 par value, 8,000 shares authorized; 4,900 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 17,157,160 and 17,121,857 shares issued and outstanding at June 30, 2018 and December 31, 2017	17	17
Deferred ordinary Shares
€1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	54	54
Additional paid-in capital	96,266	91,362
Accumulated deficit	(92,567)	(88,302)
Total shareholders' equity	3,770	3,131
Total liabilities and shareholders’ equity	$5,625	$5,562

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
Revenues	$3	$-	$7	$5
Cost of goods sold	1	17	48	28
Gross profit (loss)	2	(17)	(41)	(23)
Operating expenses:
Research and development	974	2,022	1,684	3,863
Sales and marketing	360	816	712	1,777
General and administrative	894	1,649	1,756	3,403
Total operating expenses	2,228	4,487	4,152	9,043
Operating loss	(2,226)	(4,504)	(4,193)	(9,066)
Other expense	(10)	—	(10)	—
Interest expense	(10)	(4)	(19)	(18)
Loss before income tax provision	(2,246)	(4,508)	(4,222)	(9,084)
Income tax provision	5	25	43	41
Net loss	$(2,251)	$(4,533)	$(4,265)	$(9,125)
Net loss per ordinary share-basic and diluted	$(0.13)	$(0.27)	$(0.25)	$(0.58)
Weighted average shares outstanding - basic and diluted	17,079,548	16,956,056	17,042,358	15,618,001

See accompanying notes to these consolidated financial statements.

PRESBIA PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six-Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(4,265)	$(9,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	171
Inventory provisions	45	29
Stock-based compensation	8	1,038
Loss on disposition of fixed assets	9	—
Imputed interest expense	21	40
Changes in operating assets and liabilities:
Accounts receivable	(15)	(7)
Inventory	11	24
Prepaid expenses and other current assets	(196)	(100)
Other assets	50	(2)
Accounts payable and other current liabilities	(747)	698
Income taxes payable	69	39
Deferred rent	(9)	58
Due to related parties	12	10
Net cash used in operating activities	(4,881)	(7,127)
Cash flow from investing activities:
Purchases of intangible assets	(2)	(87)
Purchases of property and equipment	—	(7)
Net cash used in investing activities	(2)	(94)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares from rights offering, net of costs	—	10,485
Proceeds from issuance of preferred shares, net of costs	4,994	—
Net cash provided by financing activities	4,994	10,485
Net increase in cash	111	3,264
Effect of exchange rate on cash	(19)	71
Cash balance at beginning of period	3,236	7,333
Cash balance at end of period	$3,328	$10,668

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

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, respectively, have been prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”) for interim financial reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated balance sheet at December 31, 2017, contained in the annual report on Form 10-K for the year ended December 31, 2017. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 30, 2018. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except per share data, unless otherwise specified.

Liquidity

At June 30, 2018, the Company has an accumulated deficit of $92.6 million and it expects to incur significant additional future operating losses. As it continues to incur losses, the Company’s transition to profitability will depend on the successful development, approval and commercialization of its microlens. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital. Based on the Company’s current business plan, management believes that its cash and cash equivalents at June 30, 2018 will not be sufficient to meet its anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report on Form 10-Q.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). The Company’s current commercialization strategy is targeted to countries where the Company can establish the market for its technology.  This commercialization strategy will undergo continual prioritization and in the future the Company may adjust its commercialization efforts to preserve its existing cash or realize better results than anticipated which could have a positive impact on cash.  The Company’s U.S. pivotal clinical trial and planned FDA approval is its highest priority. The Company must raise additional capital to fund its operations.  It plans to raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, reduce the scope of, or curtail, its operations. To the extent that the Company raises additional funds by issuing equity securities, its shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

(2)  Summary of Significant Accounting Policies

During the six months ended June 30, 2018 there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than the adoption of the new revenue recognition standard noted below.

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

In 2012, we changed our commercialization strategy from exclusively using distributors to also targeting refractive laser centers equipped with femtosecond lasers, except in countries that require the use of distributors or sales representatives. In December 2017, in light our re-ordering of operational priorities, we have focused our commercialization and clinical trial efforts outside of the U.S. in Germany and South Korea, including established ophthalmic clinics in those countries.  We recognize revenue from laser centers and ophthalmic clinics based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenues from laser centers and ophthalmic clinics during the three and six months ended June 30, 2018 and 2017 were not material.

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

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange gains and losses are included in the Condensed Consolidated Statement of Operations. Aggregate foreign exchange gain was $28,000 for the three months ended June 30, 2018, and aggregate foreign exchange loss was $24,000 for the six months ended June 30, 2018. Aggregate foreign exchange loss was $52,000 and $79,000 for the three and six months ended June 30, 2017, respectively.

Comprehensive Loss

Comprehensive income or loss is defined as a change in equity of a company attributable to all transactions excluding those transactions resulting from investment with owners and distributions to owners. There were no differences between net loss and comprehensive loss in the three and six months ended June 30, 2018 and 2017.

Future Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  ASU 2016-02 will be effective for the Company in the first quarter of 2019.  ASU 2016-02 will be adopted on a modified retrospective transition basis for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Although the Company is currently evaluating the full impact of ASU 2016-02 on its consolidated financial statements, upon adoption of ASU 2016-02 the Company anticipates that its operating leases will be recognized on the balance sheet as a lease liability if certain criteria is met, with a corresponding right of use asset.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU NO. 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU No. 2018-07 will be effective for the Company beginning after December 15, 2019, with early adoption permitted, but no earlier than the Company’s adoption of ASC 606. The Company is currently assessing the potential impact of adopting this guidance on its consolidated financial statements.

Recent Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 became effective for the Company in the first quarter of 2018 and allowed for full retrospective or a modified retrospective adoption approach. The Company adopted this new standard in January 2018 and it did not have a material adjustment on its consolidated financial statements.

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

Basic and diluted loss per share for the three and six months ended June 30, 2018 and 2017 were calculated as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
Net Loss	$(2,251)	$(4,533)	$(4,265)	$(9,125)
Weighted average shares outstanding - basic and diluted	17,079,548	16,956,056	17,042,358	15,618,001
Net loss per ordinary share - basic and diluted	$(0.13)	$(0.27)	$(0.25)	$(0.58)

Antidilutive securities, which consist of options and unvested restricted shares that are not included in the diluted net loss per share calculation, consisted of an aggregate of 1,049,795 and 1,152,500 weighted average shares for the three months ended June 30, 2018 and 2017, respectively and 972,019 and 1,050,000 for the six months ended June 30, 2018 and 2017, respectively.

(4)  Equity Based Awards

Equity Issued by Presbia PLC

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted share units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,200,000 ordinary shares are authorized for issuance under the Presbia Incentive Plan of which approximately 367,591 were available on June 30, 2018 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the 2005 Plan, and under the Presbia Incentive Plan awards generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017. The Company recorded a credit of $86,000 and $524,000 as a result of the reversal of stock-based compensation for participants whose relationship with the Company terminated in the three and six months ended June 30, 2018, respectively.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
Research and development	$(49)	$126	$(227)	$242
General and administrative	174	311	175	641
Sales and marketing	30	78	60	155
	$155	$515	$8	$1,038

Options

The following table sets forth the Company’s option activity for the six months ended June 30, 2018:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2018	849,100	$9.77	—
Granted	365,000	$2.38	—
Exercised	—	—	—
Forfeited/cancelled/expired	(71,450)	$9.38	—
Balance, June 30, 2018	1,142,650	$7.44	—
Vested, June 30, 2018	726,150	$9.82	—
Non Vested, June 30, 2018	416,500	$3.27	—
Exercisable, June 30, 2018	726,150	$9.82	—

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

For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. The Company adopted ASU 2016-09 on January 01, 2018, electing to account for forfeitures when they occur. The Company issued 365,000 and 0 employee options during the three and six months ended June 30, 2018. Options granted in 2018 vest 20% annually over a five-year period and expire 6.75 years from the grant date. The Company did not issue employee options during the three and six months ended June 30, 2017.

Non-Employee Options

During the three and six months ended June 30, 2018 and 2017, the Company did not grant options to non-employee consultants and medical advisors. In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the following table:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018	2017	2018	2017
Stock price per share	$0.85 - $1.13	$1.25 - $1.63	$0.85 - $1.95	$1.25 - $2.51
Expected term	6.6 - 7.1 Yrs.	7.7 - 8.4 Yrs	6.6 - 7.4 Yrs.	7.7 - 8.6 Yrs
Volatility	72.9% - 77.3%	79.1% - 83.5%	72.9% - 77.3%	79.1% - 90.0%
Dividends	—	—	—	—
Risk-free rate	2.8%	2.2%	2.6% - 2.8%	2.2% - 2.3%

Because the performance criteria of these grants is based solely upon a requisite service period, but are subject to forfeiture if the service conditions are not met, stock-based compensation expense is determined by a straight-line attribution of the remeasured expense (mark-to-market) over the requisite service period subject to an adjustment to previously recognized expense in the event forfeitures occur.

Restricted Shares

 .

The Company awarded 23,255 ordinary shares to the head of the Company’s medical advisory board as compensation for services provided during the six-month period ended June 30, 2018. The number of shares was determined by the closing price of $2.15 on June 29, 2018.

The following table sets forth the Company’s restricted share activity for the three and six months ended June 30, 2018:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2017	134,367	$3.78
Granted	23,255	2.15
Vested	(104,731)	3.02
Forfeited/cancelled	—	—
Unvested, June 30, 2018	52,891	$5.45

Restricted Share Units

During the three and six months ended June 30, 2018, the Board of Directors did not award restricted share units (“RSU” or “RSU’s” or “RSU Plan”) to officers and employees in accordance with the guidelines provided by the Presbia Incentive Plan, which includes a provision that the recipient must be employed as a condition of vesting. The Presbia RSU Plan authorizes the issuance of 20% of each recipient’s total RSU award for the first occurrence that the closing price of the Company’s ordinary shares exceed, for a period of 20 consecutive business days, price thresholds of $10.00, $15.00, $20.00, $25.00 and $30.00, respectively. The RSU Plan also provides for a one-year “wait” or service period prior to any vesting permitted under the plan. The RSU Plan has a seven-year expiration period following the date of the grant.

Fair value of the RSU’s awarded are determined using a Monte Carlo Simulation (“MCS”) methodology, which considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines. Each probability is weighted by its respective price threshold, or its intrinsic value, which provides the basis for an aggregate fair value. The Company used the following key inputs in determining the fair value using the MCS model: (i) the volatility of the entity’s common stock and (ii) the closing price of the entity’s stock as of the measurement date of the RSU award. In accordance with GAAP, the Company recognizes as stock-based compensation expense, using a straight-line attribution method, the aggregate fair value over future periods based upon the respective derived service periods and fair values for each of the price thresholds as provided by the MCS model.

The following table sets forth the Company’s RSU activity for the six months ended June 30, 2018:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2017	739,000	$2.09
Granted	—	—
Vested	—	—
Forfeited/cancelled	(226,000)	2.44
Unvested, June 30, 2018	513,000	$1.32

Unrecognized Share-based Compensation

As of June 30, 2018 and 2017, there were $785,000 and $2,740,000, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 2.3 and 1.7 years, respectively. Unrecognized compensation expense for the same periods related to restricted shares was $226,000 and $290,000, respectively, and is expected to be recognized over the weighted average vesting periods of 1.8 and 1.5 years, respectively. As of June 30, 2018 and 2017, there was approximately $513,000 and 7,710,000 of unrecognized compensation expense with respect to the RSU’s over a weighted average remaining derived service period of 0.9 and 2.4 years, respectively.

(5)  Concentration of Credit Risk

The Company had cash of $3.3 million and $3.2 million as of June 30, 2018 and December 31, 2017, respectively, which consists of checking account deposits. The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000.

As of June 30, 2018, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’ revenues are derived from foreign customers.

With respect to suppliers for the microlens, the Company had a five-year supplier agreement that expired in January 2017 with a lens manufacturer in Israel from which the Company received 100% of its lens supply for use in commercial activities outside the United States. The Company also has its own manufacturing facility in Irvine, California that the Company believes will be sufficient to supply lenses for commercial activities outside the United States once existing inventory is utilized, as well as in the United States, pending FDA approval.

(6) Income Taxes

Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values, using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding the Company's ability to generate future taxable income and consequently realize such deferred income tax assets, a full valuation allowance has been established. The Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2018.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. In December 2017, the Company recorded a liability of $199,000 with respect to unpaid Irish income taxes in accordance with ASC 740-10, , Accounting for Uncertainty of Income Taxes, and increased that liability during the six months ended June 30, 2018 to $274,000. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of the income tax provision. As of June 30, 2018 and December 31, 2017, the Company had $35,000 and $39,000, respectively, of tax related accrued interest and penalties on its consolidated balance sheet or on its consolidated statement of operations.

A reconciliation of gross unrecognized tax benefits is as follows:

	June 30, 2018	December 31, 2017
Balance at the beginning of the year	199,000	—
Increases related to current year tax positions	75,000	199,000
Balance at the end of the year	$274,000	$199,000

(7)  Equity Transaction with Related Party

Private Placement with Related Party

On April 12, 2018, Presbia PLC, its wholly-owned subsidiary, Presbia USA, Inc. and Richard Ressler, a member of Presbia PLC’s board of directors and its majority stockholder, entered into a Stock Purchase Agreement pursuant to which Mr. Ressler purchased in a private placement offering 100 preferred shares of the Company, with the rights set forth in the Subscription Letter, dated April 12, 2018, and 4,900 shares of preferred stock of Presbia USA for an aggregate purchase price of $5.0 million.  Upon closing the offering, Mr. Ressler received a warrant to purchase 1,953,125 ordinary shares of Presbia PLC at an exercise price of $2.56 per share, subject to adjustments as provided under the terms of the warrants.  The warrant is exercisable for five years from the issuance date and it contains a cashless exercise provision.

The preferred shares of Presbia PLC and Presbia USA carry a one times liquidation preference.  The preferred shares are redeemable upon a liquidation event in which all classes of equity holders are entitled to receive the same form of consideration and are redeemable at any time at our sole election, provided that a majority of the independent directors approve such redemption.  The preferred shares accrue a dividend at the rate of 10% per annum during the first 18 months, 20% for months 19 through 24 and 30% from month 25 until such preferred shares are redeemed, payable in preferred shares on a quarterly basis. Undeclared dividends for the period from the date of issuance of April 12, 2018 to June 30, 2018 is 50,334 preferred shares of the Company.

As long as the preferred shares remain outstanding, neither the Company nor its subsidiary shall take the following actions, without obtaining the prior consent of the holder of the preferred shares:  (a) effect any alteration, repeal, change or amendment of the rights, privileges or preferences of the preferred shares in a manner that adversely affects the rights, privileges or preferences of those shares or any series thereof;   (b) amend, modify or repeal any provision of the organizational documents in a manner that adversely affects the powers, preferences or rights of the preferred shares;  (c) agree to any debt financing in an amount in excess of $8,000,000 (such amount being the maximum amount payable by the company under the debt instruments); (d) execute a guarantee;  (e) effect any restructuring or liquidation; (f) settle any lawsuit or civil investigation requiring the payment of more than $1,000,000; or (g) execute any document or enter into any arrangement that has a potential liability to the Company in excess of $1,000,000.

In addition, Presbia PLC guaranteed Presbia USA’s payment of the redemption price and any accrued and unpaid dividends with respect to the preferred shares issued by Presbia USA.

(8)  Commitments and Contingencies

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that was renewed on June 1, 2016 and provided for an extension of five consecutive years starting from the original lease expiration date of May 31, 2017 through May 31, 2022. The Company maintains a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013. In February 2018, it terminated a 30-month lease in Amsterdam, the Netherlands, that commenced on January 1, 2016. This termination was based on a mutual agreement with the landlord. In December 2017, the Company vacated one of its Irvine, California locations and consolidated its operations into another location in Irvine. At December 31, 2017, a liability of $222,000, representing the fair value of the remaining lease obligation over the remaining 33 months was recorded as part of the short-term portion of deferred rent in the Consolidated Balance Sheet. During the six-month period ended June 30, 2018, the Company sublet the facility and settled the remaining lease obligation. Aggregate rent expense for the three months ended June 30, 2018 and 2017 was $113,000 and $168,000, respectively, and for the six months ended for the same period was $208,000 and $337,000, respectively.

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial operations.

(9) Subsequent Event

None

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

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area (all European Union member states plus Iceland, Liechtenstein and Norway), or “EEA”, and through mutual recognition agreements, in Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval, such as South Korea. We obtained a five-year extension of our CE Mark in July, 2018.

We are focused on seeking marketing approval in the United States. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the U.S. Food and Drug Administration, or “FDA”, approval process. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on 52 subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or “IDE”, to the FDA.  In February 2015, we received approval from the FDA to commence second stage enrollment in this trial.  During September 2015, we completed the enrollment of the second stage study of 346 subjects at up to five additional investigational sites.  This trial is necessary in order to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a pre-market approval, or “PMA”, for marketing clearance in the United States. Data on a minimum of 300 subjects with 24-month data will be submitted as part of the PMA, and all subjects will be followed for three years following implantation. We are pursuing a modular PMA submission strategy whereby we submitted to the FDA information regarding biocompatibility in the second quarter of 2016. We submitted to the FDA the second and third PMA modules in the first quarter of 2017, which contains information regarding preclinical testing, engineering and manufacturing. We submitted of our final PMA module, containing 24-month data on 300 subjects, to the FDA in the second quarter of 2018. We are targeting PMA approval of our microlens in the fourth quarter of 2018. We are also targeting submission to the FDA of a final report with 36-month data on these 300 subjects in the first quarter of 2019.

These milestones could be delayed by further interactions with the FDA or by a variety of other factors.  In addition, no assurance can be given that the FDA will grant us PMA approval or, if granted, that it will be granted in accordance with our anticipated time schedule.  Also, the FDA may require us to conduct post-approval studies as a condition of approval.

We are a development stage ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of June 30, 2018, we had an accumulated deficit of $92.6 million. We expect to continue to incur significant losses for the foreseeable future.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and June 30, 2017.

	Three-Months Ended June 30,		Change
	2018	2017	$000's	%
Revenues	$3	$-	$3	0%
Cost of goods sold	1	17	(16)	-94%
Gross profit (loss)	2	(17)	19	-112%
Operating expenses:
Research and development	974	2,022	(1,048)	-52%
Sales and marketing	360	816	(456)	-56%
General and administrative	894	1,649	(755)	-46%
Total operating expenses	2,228	4,487	(2,259)	-50%
Operating loss	(2,226)	(4,504)	2,278	-51%
Other expense	(10)	—	(10)	0%
Interest expense	(10)	(4)	(6)	150%
Loss before income tax provision	(2,246)	(4,508)	2,262	-50%
Income tax provision	5	25	(20)	-80%
Net loss	$(2,251)	$(4,533)	$2,282	-50%

	Six-Months Ended June 30,		Change
	2018	2017	$000's	%
Revenues	$7	$5	$2	40%
Cost of goods sold	48	28	20	71%
Gross loss	(41)	(23)	(18)	78%
Operating expenses:
Research and development	1,684	3,863	(2,179)	-56%
Sales and marketing	712	1,777	(1,065)	-60%
General and administrative	1,756	3,403	(1,647)	-48%
Total operating expenses	4,152	9,043	(4,891)	-54%
Operating loss	(4,193)	(9,066)	4,873	-54%
Other income	(10)	—	(10)	0%
Interest expense	(19)	(18)	(1)	6%
Loss before income tax provision	(4,222)	(9,084)	4,862	-54%
Income tax provision	43	41	2	5%
Net loss	$(4,265)	$(9,125)	$4,860	-53%

Revenue

Revenue for the three months ended June 30, 2018 was $3,000 as compared to $0 for the corresponding period in 2017. Revenue for the six months ended June 30, 2018 was $7,000 as compared to $5,000 for the corresponding period in 2017. Revenues were immaterial for both periods presented and are expected to continue to be immaterial in the near-term as we are in the near term undertaking limited commercialization efforts in only a few selected markets. Unless and until we receive FDA approval to sell and market our microlens within the United States, we are focusing our sales and marketing resources to sell our microlens to ophthalmic clinics primarily in Germany and South Korea.

Cost of Goods Sold

Cost of goods sold was $1,000 for the three months ended June 30, 2018 as compared to $17,000 in the three months ended June 30, 2017, or a decrease of $16,000 primarily due to the provisions for inventory obsolescence of $19,000 recorded in the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, cost of goods sold was $48,000 and 28,000, respectively. Cost of sales includes inventory adjustments, such as a provision for inventory obsolescence, which can fluctuate from period to period depending upon the mix, the current shelf life of lens inventory in relation to our regulated policy and the size of our finished goods inventory. During the three months ended June 30, 2018 and 2017, we recorded additional provisions for inventory obsolescence and unfavorable adjustments of $0 and $19,000, respectively. For the six-month period ended June 30, 2018 and 2017, we recorded additional provisions for inventory obsolescence of $45,000 and $29,000, respectively.

Research and Development

Research and development expense declined by $1,048,000 or 52%, for the three months ended June 30, 2018 as compared to the same period in 2017. The decrease in research and development spend is primarily due to (i) a $336,000 cost decrease related to the currently discontinued development of our disposable inserter, (ii) a $216,000 cost decrease related to our U.S. clinical trials, (iii) $268,000 for lower manufacturing costs, and (iv) $228,000 for lower regulatory and quality assurance costs.

For the six months ended June 30, 2018, research and development expense declined by $2,179,000, or 56%, as compared to the same period in 2017. The decrease in research and development spend is primarily due to (i) a $556,000 cost decrease related to related to the currently discontinued development of our disposable inserter, (ii) a $504,000 cost decrease related to our U.S. clinical trials, (iii) 654,000 for lower allocated manufacturing costs, and (iv) $465,000 for lower regulatory and quality assurance costs.

During 2018, we expect that costs related to our U.S. staged pivotal clinical trial will decline as compared to 2017, primarily due to the main focus of the trial shifting from compliance to submission to the FDA of the remaining PMA modules and clinical data, and management’s decision to discontinue development of our disposable inserter.

Sales and Marketing

Sales and marketing expense decreased by $456,000 or 56%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease is primarily a result of lower advertising and promotional costs of $6,000, (ii) a $357,000 cost decrease related to lower employee compensation due to our reduced headcount, and (iii) other net cost decreases of $93,000 related to travel, compensation and other sales and marketing expenses.

For the six months ended June 30, 2018, sales and marketing expense declined by $1,065,000, or 60%, as compared to the same period in 2017. The decrease is primarily a result of lower advertising and promotional costs of $278,000, (ii) a $611,000 cost decrease related to lower employee compensation due to our reduced headcount, and (iii) other net cost decreases of $176,000 related to travel, compensation and other sales and marketing expenses.

We evaluated our commercialization strategy as part of the December 2017 re-prioritization of resources, which resulted in limiting our commercialization efforts to Germany and South Korea, and focusing our resources on completing our U.S. staged pivotal clinical trial.

General and Administrative

General and administrative expense declined by $755,000, or 46%, for the three months ended June 30, 2018 as compared to the same period in 2017. General and administrative expenses declined primarily due to (i) reduced personnel costs of $350,000, due to reduced headcount, (ii) reduced stock based compensation expense of $136,000, (i) lower professional fees of $101,000 and (iii) other net cost decreases of $168,000 related to travel, insurance and other administrative expenses.

For the six months ended June 30, 2018, general and administrative expense decreased by $1,647,000, or 48%, as compared to the same period in 2017. General and administrative expenses declined primarily due to (i) reduced personnel costs of $663,000, due to reduced headcount, (ii) reduced stock based compensation expense of $467,000, (i) lower professional fees of $230,000 and (iii) other net cost decreases of $287,000 related to travel, insurance and other administrative expenses.

Interest Expense, net

Interest expense for the three months ended June 30, 2018 was $6,000 higher than the same period in 2017. For the six months ended June 30, 2018, interest expense was $1,000 higher than the corresponding period in 2017. The change is due primarily to a decrease in interest expense related to the Neoptics asset purchase.

Net Loss

Our net loss of $2.3 million for the three months ended June 30, 2018 was $2.3 million lower, or 50% lower, than the net loss of $4.5 million in the corresponding period in 2017. For the six months ended June 30, 2018, our net loss was $4.3 million as compared to $9.1 million, or $4.9 million lower for the comparable period in 2017. We expect to incur significant additional future losses due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market for our microlens.

Liquidity and Capital Resources

At June 30, 2018, we had cash of $3.3 million, reflecting a $0.1 million increase from our cash balance at December 31, 2017 of $3.2 million. Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures.  Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. In April 2018, in a private placement, we sold 5,000 preferred shares to Richard Ressler, a member of the Board of Directors and our principal shareholder, for an aggregate purchase price of $5.0 million. In connection with this transaction, we granted a warrant to Ressler covering 1,953,125 ordinary shares exercisable over a five-year period with an exercise price of $2.56. The preferred shares accrue a dividend at the rate of 10% per annum during the first 18 months, 20% for months 19 through 24 and 30% from month 25 until such preferred shares are redeemed, payable in preferred shares on a quarterly basis. Undeclared dividends for the period from the date of issuance of April 12, 2018 to June 30, 2018 is 50,334 preferred shares.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing, costs and completion of U.S. staged pivotal clinical trial;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales to customers outside the US; and
•	timing and amount of investments in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated:

	Six-Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(4,881)	$(7,127)
Net cash used in investing activities	$(2)	$(94)
Net cash provided by financing activities	$4,994	$10,485

At June 30, 2018, we had an accumulated deficit of approximately $92.6 million and we expect to incur additional future operating losses. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash and cash equivalents at June 30, 2018 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report on Form 10-Q. We must raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 20, 2018 for a description of certain significant risks and uncertainties to which our business, operations and financial condition are subject. Except as described below there have been no material changes to these risk factors.

We are required to meet the NASDAQ Capital Market’s continued listing requirements and other NASDAQ rules, or we may risk delisting. Delisting could negatively affect the price of our ordinary shares, which could make it more difficult for us to sell securities in a future financing or for you to sell our ordinary shares.

We are required to meet the continued listing requirements of the NASDAQ Capital Market and other NASDAQ rules, including but not limited to those regarding director independence and independent committee requirements, minimum stockholders’ equity on minimum market value of listed securities, minimum share price and certain other corporate governance requirements.  In particular, we are required to maintain a minimum stockholders’ equity of $2.5 million or a minimum market value of listed securities of $35.0 million.  As of June 30, 2018, our stockholders’ equity was approximately $3.8 million and the market value of our listed securities was approximately $36.8 million.  If we do not continue to meet these continued listing requirements, our ordinary shares could be delisted. Delisting from the NASDAQ Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on the “pink sheets.” In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our ordinary shares may be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our securities, if delisted from the NASDAQ Capital Market in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from the NASDAQ  Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market price and liquidity of our ordinary shares, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

31.1+	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Label

101.PRE+	XBRL Taxonomy Extension Presentation

+	Indicates filed herewith.
*	Indicates furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESBIA PLC

Date: August 10, 2018	By:	/s/ Mark Yung
Mark Yung
President and Chief Executive Officer

Date: August 10, 2018	By:	/s/ Richard Fogarty
Richard Fogarty
Chief Accounting Officer,
Vice President, Finance and Secretary