Form 10-K
period 2018-12-31
Presbia PLC
filed 2019-04-12
CIK 1591096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company,, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s ordinary shares (the only common equity of the Registrant) held by non-affiliates for the last business day of the Registrant’s most recently completed second fiscal quarter: $13,158,204.

As of April 12, 2019, there were 17,229,624 ordinary shares outstanding.

PRESBIA PLC

2018 ANNUAL REPORT ON FORM 10-K

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
•

any potential delisting of our ordinary shares from Nasdaq, in the event we are unable to regain compliance with Nasdaq’s minimum shareholders’ equity and minimum bid price continued listing standards; and

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

Through our European Union CE Mark, we are generally authorized to market our microlens throughout the European Economic Area (all European Union member states plus Iceland, Liechtenstein and Norway), or “EEA”, and, through mutual recognition agreements, in Switzerland. We currently market our microlens in certain strategic EEA countries as well as certain strategic countries outside of the EEA in which we possess marketing approval, such as South Korea. Through March 2019, we have shipped approximately 2,340 of our microlenses to commercial partners outside of the United States, of which ophthalmic surgeons have implanted approximately 1,350. For geographic information regarding our revenues and long-lived assets, please see Note 11 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We are presently seeking marketing approval in the United States. In order to commercialize our microlens in the United States, we must first obtain a premarket approval, or “PMA”, from the U.S. Food and Drug Administration, or the “FDA”. In December 2013, we received approval to commence a staged pivotal clinical trial as part of the FDA approval process. Beginning in May 2014, we enrolled a total of seventy-five (75) subjects at six (6) investigational sites in the U.S. and each subject underwent insertion of our microlens in the non-dominant eye. Based on nine-month data on fifty-two (52) subjects, in January 2015, we submitted an interim safety report as a supplement to our investigational device exemption, or IDE, to the FDA. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. In September 2015, we completed enrollment of the second stage study of 346 subjects at up to five (5) additional investigational sites. This trial is necessary to obtain clinical data to provide the primary support for a safety and effectiveness evaluation to support a PMA for commercial distribution in the U.S.. Data on a minimum of 300 subjects with 24-month data was to be submitted as part of the PMA, and all subjects were to be followed for three (3) years following implantation. We pursued a modular PMA submission strategy whereby we submitted to the FDA our first module in the second quarter of 2016, containing information regarding biocompatibility. We submitted the second and third modules in the first quarter of 2017, containing information regarding preclinical testing, engineering and manufacturing. We submitted our fourth PMA module, containing 24-month data on 385 subjects, in the second quarter of 2018. Safety and effectiveness data for subjects with 24-month data was submitted as part of the PMA. On October 5, 2018, we received notification from the FDA that 36-month data on all subjects enrolled in our staged pivotal clinical trial, including additional safety and efficacy related information, is required before the FDA can complete its review of our PMA application. On April 3, 2019, the FDA granted an additional extension of time to respond, as we will need additional time to complete the 36-month Clinical Study Report and provide additional safety and efficacy related information requested by the FDA in its October 5, 2018 letter. The extension will provide us an additional 180-day period to respond, and we anticipate (though no assurance can be given) that we will complete the submission of all the requested information before the 180-day extension date of September 30, 2019. It is possible that neither our microlens nor any products we may seek to develop in the future will ever obtain a PMA. Also, the FDA may require us to conduct post-approval or new clinical studies as a condition of approval.

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

Cataracts are mostly age-related, while myopia, hyperopia and astigmatism are not. The most common surgical treatment for myopia, hyperopia and astigmatism is LASIK surgery, in which the surface of the cornea is carefully mapped and then a computerized optical laser uses this mapping to reshape the surface of the cornea by ablation to permit proper focusing. Cataracts are most often treated by surgically removing the affected lens and replacing it with a monofocal or multi-focal intraocular lens (“IOL”).

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

Through March 2019, we have shipped approximately 2,340 of our microlenses to commercial partners outside of the United States, of which ophthalmic surgeons have implanted approximately 1,350.

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

A subset of 39 patients enrolled in this evaluation underwent a monovision simulation, whereby pre-surgery UCVA-distance in the eye to be operated on with near vision contact lens correction in place was compared to UCVA-distance in the operated eye following implantation of our microlens. The purpose of this simulation was to evaluate whether UCVA-distance in the operated eye following implantation of our microlens is better than pre-surgery UCVA-distance in such eye with the use of a near vision correction contact lens. These patients were found to have an average UCVA-distance in the operated eye of 20/43 at 12 months post-surgery, while the same patients pre-surgery had an average UCVA-distance in the eye with near vision contact lens correction of 20/139. We believe that this result is due to the nature of the design of our microlens which is intended to maintain distance vision in the operated eye to the greatest extent possible. The central portion of our microlens is designed to allow for light from distant objects to enter the eye and focus on the retina, and the retina ultimately transmits that image to the brain. Figure 5 below illustrates the findings in this evaluation with respect to post-surgery UCVA-distance in the operated eye compared to pre-surgery UCVA-distance in the eye to be operated upon with near vision contact lens correction in place:

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

We continue to evaluate our microlens through clinical studies and marketing and post-marketing evaluations in connection with regulatory requirements and our commercialization efforts. In addition, through March 2019, we have shipped approximately 2,340 of our microlenses to commercial partners outside of the United States, of which ophthalmic surgeons have implanted approximately 1,350.

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

Figure C

The following chart summarizes the best corrected distance vision in the operated eyes:

Figure D

The following chart summarizes the binocular best corrected distance vision:

Figure E

Notwithstanding these results, we cannot assure you when or whether the Company will obtain pre-market approval, or what expenditures the Company will incur whether or not we obtain such approval, given the many significant risks associated with seeking such an approval from the FDA. Furthermore, certain adverse events have been reported as part of the on-going staged pivotal clinical trial. For a discussion of previously reported adverse events, please see the risk factors, including the risk factor titled “If concerns regarding side effects from presbyopia correction surgery generally, or our products specifically, develop, including as a result of third-party studies and publications, our business, results of operations and financial condition will be materially and adversely affected.”, in this Annual Report on Form 10-K for the year ended December 31, 2018.

The Company requires PMA approval in order to market its products in the United States.

We submitted our fourth PMA module, containing 24-month data on 385 subjects, in the second quarter of 2018. Safety and effectiveness data for subjects with 24-month data was submitted as part of the PMA. On October 5, 2018, we received notification from the FDA that 36-month data on all subjects enrolled in our staged pivotal clinical trial, including additional safety and efficacy related information, is required before the FDA can complete its review of our PMA application. On April 3, 2019, the FDA granted an additional extension of time to respond, as we will need additional time to complete the 36-month Clinical Study Report and provide additional safety and efficacy related information requested by the FDA in its October 5, 2018 letter. The extension will provide us an additional 180-day period to respond, and we anticipate (though no assurance can be given) that we will complete the submission of all the requested information before the 180-day extension date of September 30, 2019. It is possible that neither our microlens nor any products we may seek to develop in the future will ever obtain a PMA. Also, the FDA may require us to conduct post-approval or new clinical studies as a condition of approval.

Clinical Development and Commercialization Targets

In December 2013, we received approval from the FDA to commence a staged pivotal clinical trial of our microlens in the United States. This clinical trial is a prospective, non-randomized, unmasked, multicenter clinical investigation. Beginning in May 2014, we enrolled a total of 75 subjects at six investigational sites in the United States. Beginning in June 2014, each of these subjects underwent insertion of our microlens in the subject’s non-dominant eye. Based on six-month data on 52 of these subjects, in January 2015, we submitted to the FDA an interim safety report as a supplement to our IDE. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. Through February 15, 2018, 346 subjects have undergone insertion of our microlens in the second stage of this study. All subjects will be followed for three years following implantation. Subjects from outside the United States are not enrolled in this study. The primary endpoint is UCVA-near at 24 months post- implantation, together with safety objectives such as a low rate of ocular adverse events, endothelial cell loss over time in the operated eye, and an assessment of BCVA-distance and contrast sensitivity in the operated eye (the visual ability, with distance vision correction in place, to see objects that may not be outlined clearly or that do not stand out from their background). Although our microlens is designed to be removable, our IDE requires any removal to be reported as an adverse event. We pursued a modular PMA submission strategy whereby we submitted to the FDA our first module in the second quarter of 2016, containing information regarding biocompatibility. We submitted the second and third modules in the first quarter of 2017, containing information regarding preclinical testing, engineering and manufacturing. We submitted our fourth PMA module, containing 24-month data on 385 subjects, in the second quarter of 2018. Safety and effectiveness data for subjects with 24-month data was submitted as part of the PMA. On October 5, 2018, we received notification from the FDA that 36-month data on all subjects enrolled in our staged pivotal clinical trial, including additional safety and efficacy related information, is required before the FDA can complete its review of our PMA application. On April 3, 2019, the FDA granted an additional extension of time to respond, as we will need additional time to complete the 36-month Clinical Study Report and provide additional safety and efficacy related information requested by the FDA in its October 5, 2018 letter. The extension will provide us an additional 180-day period to respond, and we anticipate (though no assurance can be given) that we will complete the submission of all the requested information before the 180-day extension date of September 30, 2019. It is possible that neither our microlens nor any products we may seek to develop in the future will ever obtain a PMA. Also, the FDA may require us to conduct post-approval or new clinical studies as a condition of approval.

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

Research and Development

We remain focused on advancing our technology and continuing to improve our microlens. We maintain an active internal research and development process, which also includes clinical activities and regulatory affairs. We expended $3.5 million and $7.1 million for research and development during the years ended December 31, 2018 and December 31, 2017, respectively.

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

We expect to compete against companies that are developing corneal inlay surgical solutions for presbyopia, such as the KAMRA lens owned by CorneaGen, Inc. (previously known as Sightlife Surgical Inc.), which acquired the product from AcuFocus, Inc. in March 2018. The KAMRA corneal inlay attempts to use small aperture optics to reduce distortion by eliminating peripheral light rays and limiting the width of diverging light rays. The KAMRA completed pivotal clinical trials in the U.S. and received FDA approval in April 2015. LensGen, Inc. is a newer company with little publicly available information regarding its intraocular lens which is being designed to harness fluidics and displacement to manipulate curvature to better capture light. ReVision Optics, Inc., which developed a corneal inlay solution and received FDA approval in June 2016, discontinued commercial activity in February 2018. Refocus Group, Inc. has developed the VisAbility Micro-Insert System, a procedure performed on both eyes and consisting of micro implants inserted just below the surface of the eye. Refocus Group, Inc. submitted its final module to the FDA for pre-market approval of the VisAbility Micro-Insert System in December 2017. The KAMRA corneal inlay, like the Presbia microlens, has marketing approval in certain jurisdictions outside the United States, including the EEA, and can be expected to compete with Presbia in such jurisdictions. However, we believe our microlens is less cosmetically conspicuous than the KAMRA and offers a wider range of optical power corrections.

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

We believe that our current manufacturing arrangements are sufficient to support our foreseeable manufacturing needs. Product manufactured at the Irvine, California site includes lens manufacturing, final assembly, and packaging.  Sterilization for the Irvine manufactured product is conducted at an FDA registered and ISO 13485 certified full service medical device contract manufacturer. We successfully completed the ISO 13485:2016 audit with no major findings, which was an essential step in recertifying under the ISO standard with annual surveillance audits for the next two years. The renewal of the company’s CE Mark has been completed and is valid through 2022. Inventory of our microlens is housed at our facilities in Ireland as well as in Irvine, CA.

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

To market and sell our products in any country, we must first seek and obtain regulatory approvals, certifications or registrations and comply with the laws and regulations of that country. These laws and regulations, including the requirements for approvals, certifications or registrations and the time required for regulatory review, vary from country to country. Obtaining and maintaining regulatory approvals, certifications and/or registrations are expensive, and we cannot be certain that we will receive regulatory approvals, certifications and/or registrations in any country for which we have yet to receive such approvals, certifications and/or registrations or that we will be able to maintain any regulatory approvals, certifications or registrations that we currently possess in any country. If we fail to obtain or maintain regulatory approvals, certifications or registrations in any country in which we currently market or plan to market our products or if we fail to comply with all applicable regulatory laws, rules and regulations, our ability to sell our products could be jeopardized and we could be subject to enforcement actions. See “Part I, Item 1a. Risk Factors—Risks Related to Regulatory Requirements” for a discussion of the risks and uncertainties that apply to Presbia in connection with government regulation of our products.

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

We began enrollment for our U.S. staged pivotal clinical trial in May 2014 and began treating patients in June 2014. Initially, 75 subjects underwent insertion of our microlens at six investigational sites in the first stage of this study. Based on six-month data on 52 of these subjects, in January 2015, we submitted an interim safety report to the FDA along with a supplement to our IDE requesting approval to begin second stage enrollment. In February 2015, we received approval from the FDA to commence second stage enrollment in this trial. We were authorized to enroll up to an additional 337 subjects at up to nine additional investigational sites. It is possible that neither our microlens nor any products we may seek to develop in the future will ever obtain a PMA.  Also, the FDA may require us to conduct post-approval or new clinical studies as a condition of approval.

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

In February 2010, we received a CE certificate of conformity from our notified body (a private organization designated by the competent authorities of the EEA to conduct conformity assessments and verify the conformity of manufacturers and their medical devices with Essential Requirements laid down in Annex I of the EU Medical Devices Directive) for our microlens allowing the CE mark to be affixed to our microlens, permitting our microlens to be placed on the market within any state in the EEA and, through mutual recognition agreements, Switzerland (subject to certain localized registration and language requirements). In May 2013, we issued a declaration of conformity for our microlens inserter allowing the CE Mark to be affixed to our microlens inserter. We have also obtained an ISO 13485 quality system certification, which confirms that our medical device manufacturing quality management system is compliant with globally recognized standards set forth by the International Organization for Standardization. We are required to keep up-to-date and remain compliant with the most recently issued standards. In order to maintain our certificate of conformity and CE Mark, we must continue to comply with the EU Medical Devices Directive and pass annual facilities audit inspections by an inspection agency of the EEA to ISO 13485 standards. In addition, a notified body or other competent authority in an EEA country may perform post-marketing audits on our products and premises from time to time. Failure to comply with such requests in a timely manner, and any adverse findings in any such audit, could result in the withdrawal of our certificate of conformity and our CE Mark, and the recall or withdrawal of our products from the EEA market. Each certificate of conformity may be valid for a maximum of five years but would typically be valid for three years. Our existing certificate of conformity for our microlens is valid until March 2022, and our CE Mark is valid through December 2022. At the end of each period of validity, we are required to apply to the notified body for a renewal of our certificate of conformity. There may be delays in the renewal of our certificate of conformity and the notified body may require modifications to our products or to the related technical files before it agrees to issue a new certificate of conformity.

On May 5, 2017, the European Commission officially published the Medical Device Regulation (MDR 2017/745) and came into force on May 25, 2017. Manufacturers of currently approved medical devices will have a transition time of three years until May 26th 2020 to meet the requirements of the MDR. For some manufacturers, the new MDR provides an additional time after the date of application allowing them to place new products for a maximum of 4 more years on the market. Additional requirements will apply for this extended transition period.

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

Employees

As of December 31, 2018, we had 20 employees, six of whom hold advanced degrees. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Facilities

Our operations are currently conducted at two leased facilities. We lease one location with an aggregate of approximately 9,000 square feet of office, laboratory and manufacturing space in Irvine, California. We lease 610 square feet of office and warehouse space in Dublin, Ireland. Our corporate headquarters is currently located at our Dublin location.

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

In December 2018, pursuant to a Securities Purchase and Exchange Agreement, we effectuated a corporate restructuring involving certain of our subsidiaries, pursuant to which Presbia USA (which was previously an indirect subsidiary of Presbia PLC and a direct subsidiary of Presbia Ireland, Limited) became a direct subsidiary of Presbia PLC, and Presbia Ireland, Limited (which was previously a direct subsidiary of Presbia PLC) became an indirect subsidiary of Presbia PLC and a direct subsidiary of Presbia USA.

The Companies effectuated a restructuring on December 10, 2018, which resulted in the inversion of the parent-subsidiary hierarchy of Presbia Limited and Presbia USA (the "Restructuring"), such that, following consummation of the Restructuring transaction (i) Presbia PLC became the direct parent of Presbia USA (with Presbia USA being a direct subsidiary of Presbia PLC), and (ii) Presbia USA became the direct parent of Presbia Ireland (with Presbia Ireland being a direct subsidiary of Presbia USA). Presbia USA issued to Presbia PLC two thousand (2,000) newly-issued shares of the common stock, par value US$0.01 per share, of Presbia USA and Presbia USA repurchased from Presbia Ireland the Old Presbia USA Shares for a purchase price of US$20 cash in hand, whereupon such Old Presbia USA Shares were returned to treasury.

Visitome, Inc. one of our former subsidiaries, was liquidated in February 2019. Presbia Investments and Presbia Cooperatief U.A. are currently under liquidation proceedings in an effort to simplify the Company’s organizational structure.

Our corporate structure as of April 12, 2019 is set forth below.

Our principal executive offices are located at Suite 7, Sandyford Office Centre, 17 Corrig Road, Sandyford, Dublin 18, D18 N6K8, Ireland, and our telephone number is +353 (1) 551 1487.

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

We are an ophthalmic device company with a limited operating history. We do not possess the regulatory approvals necessary to market our products in the United States, and we continue to incur significant research and development, sales and marketing and general and administrative expenses related to our operations. We are not profitable and have incurred losses in each year since our formation. Our net losses for the years ended December 31, 2018 and 2017 were $8.5 million and $17.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $96.8 million.

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

Based on our current business plan, we believe that our cash at December 31, 2018 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K.  Our current commercialization and clinical trial strategy is targeted to countries where we believe we can establish the market for our microlens. This commercialization and clinical trial strategy will undergo continual prioritization and in the future we may adjust our commercialization efforts to preserve our existing cash or realize better results than anticipated which could have a positive impact on cash.  Our U.S. pivotal clinical trial and planned FDA approval is our highest priority. We must raise additional capital to fund our operations.  We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing or other preferred equity instruments, if available, may involve restrictive covenants.

There is substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. This going concern uncertainty, and any future going concern uncertainty, could materially limit our ability to raise additional capital. We have incurred significant losses since our inception and have never been profitable, and it is possible we will never achieve profitability. We are an ophthalmic device company with a limited operating history. We do not possess the regulatory approvals necessary to market our products in the United States, and we continue to incur significant research and development, sales and marketing and general and administrative expenses related to our operations.  As a result, we have not generated any significant revenue from operations since inception, and we have incurred substantial net losses to date.  Our net losses for the years ended December 31, 2018 and 2017 were $8.5 million and $17.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $96.8 million. Meaningful revenues will likely not be available until, and unless, our microlens is approved by the FDA and successfully commercialized. The perception that we may not be able to continue as a going concern may cause potential partners or investors to choose not to deal with us due to concerns about our ability to meet our contractual and financial obligations.

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

Our product development costs will increase if we experience delays in testing or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur in any jurisdiction and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to independent ethical committees, known as IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, IRBs or other regulatory authorities may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable law or regulatory requirements, including if they present an unacceptable safety risk to patients. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, an IRB or other reviewing entities, or any of our clinical trial sites suspend or terminate our U.S. staged pivotal trial, the commercial prospects for our products may be harmed and our ability to generate revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product. Also, if our U.S. staged pivotal trial is delayed, our competitors may be able to bring products to market before we do or further entrench their products in the market, and the commercial viability of our product candidates could be significantly reduced. For example, the KAMRA received FDA approval in April 2015 and Revision Optics, Inc. received FDA approval in June 2016 for its corneal inlay.  In February 2018, Revision Optics ceased business operations.  In March 2018, AcuFocus sold its AcuFocus KAMRA corneal inlay designed for surgically treating presbyopia to CorneaGen, Inc, (previously known as SightLife Surgical), a private company, for an undisclosed amount.

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

We are aware of certain adverse events observed in the commercial setting. Between 2015 and 2018, three adverse events were reported. In a commercial setting in Ireland, two cases of microbial infection were reported. Neither case resulted in explantation of the microlens with the issue resolving with topical medications. After an extensive investigation conducted by Presbia, it was determined that the two incidents were not associated with the microlens and the HPRA (Health Products Regulatory Authority), the Irish competent authority, closed the two cases. A third incident was reported involving suspected corneal ectasia, which resolved with explantation of the microlens. If our microlens or microlens inserter or any other equipment supplied by us are ultimately determined to produce undesirable side effects, including posing a health risk through the deposit of foreign particles in a patient’s eye, such determination could result in the suspension of our U.S. staged pivotal clinical trial, delay, make it more difficult and expensive for us to receive and/or prevent us from receiving, or prevent us from maintaining, regulatory approvals, including FDA approval or our CE mark, limit marketability of our products and subject us to lawsuits or claims.

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

We cannot guarantee that we will not be subject to future claims regarding intellectual property. If successful, any such claims could place our patent portfolio and other proprietary rights at risk, which would have a material and adverse effect on our business, results of operations and financial condition. Even if such claims are not successful, they could be costly and time consuming to defend and they could delay or prevent the development and commercialization of our product.

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
•

any potential delisting of our ordinary shares from Nasdaq, in the event we are unable to regain compliance with Nasdaq’s minimum shareholders’ equity and minimum bid price continued listing standards; and

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

The market for surgical presbyopia correction is intensely competitive, both in and outside of the U.S., and competition may increase. In addition to our company, there are several other companies who have developed or are currently developing competing corneal inlay or other micro implant solutions—CorneaGen, Inc., LensGen Inc. and Refocus Group, Inc.. The KAMRA, purchased by CorneaGen Inc. (previously known as SightLife Surgical Inc.) from AcuFocus in March 2018, completed pivotal clinical trials in the U.S. and received FDA approval in April 2015. Refocus Group, Inc. submitted its final module to the FDA for pre-market approval of the VisAbility Micro-Insert System in December 2017. Other non-corneal inlay procedures also offer solutions to presbyopia, including: monovision approaches (whereby one eye, typically the dominant eye, is corrected for distance vision and the other eye is corrected for near vision using glasses, contact lenses or surgical procedures); multifocal approaches (whereby both a distance focus and a near focus are provided at the same time in each eye using glasses, contact lenses, surgically implanted artificial lenses or laser surgery); and accommodating approaches (whereby surgically implanted artificial lenses are designed to mimic the movement of the natural crystalline lens of the eye or techniques are used to attempt to restore the function of the eye’s own accommodative system). Certain companies enjoy competitive advantages over us, including, but not limited to: significantly greater name recognition; established relations with healthcare professionals and customers; established distribution networks; additional lines of products; greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved or CE marked products; greater financial and human resources for product development, sales and marketing, and patent litigation; and earlier commencement and successful completion of U.S. pivotal clinical trials. To compete in this market requires an ongoing, extensive search for technological innovation and the ability to respond to rapid technological change. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for products, complete conformity assessment and CE mark products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective patients and medical professionals. A better-financed or lower-cost provider of corneal inlay surgical solutions or a competing vision treatment could take market share away from us or force us to lower product prices, causing our revenues and results of operations to decline materially.

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

Presbia PLC and Presbia Ireland, Limited are incorporated in and resident for tax purposes in Ireland. Accordingly, they are subject to Irish corporation tax on their worldwide income and gains. The current rates of Irish corporation tax are 12.5% for certain trading income, 25% for all other income, and 33% for capital gains. Presbia USA, Inc. and its wholly-owned subsidiary, PresbiBio, LLC, are incorporated in and resident in the U.S. for tax purposes, and subject to a U.S. federal corporate tax rate of 21%.

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

As of December 31, 2018, we had 20 employees. Whether or not we grow by acquisition or internal growth, we expect that it will be necessary to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and fully commercialize our products. Our systems currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

We are incurring costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC, and the Nasdaq listing rules (as to which we have two ongoing listing deficiencies). These rules and regulations are expected to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we are incurring additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. As a public company, it is more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, or our Board, committees of our Board, or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our current products are Class III devices under the U.S. Food, Drug and Cosmetic Act, or FDCA, and thus subject to more stringent regulatory controls than other medical devices. Before we can market or sell our microlens in the U.S., we must obtain approval of a PMA application from the FDA. Our IDE enables us to use our microlens in clinical studies in order to begin to collect safety and effectiveness data for the PMA application. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as implantable devices, as well as life-sustaining and life-supporting devices. The process of obtaining a PMA generally takes from one to four years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. It is possible that neither our microlens nor any products we may seek to develop in the future will ever obtain a PMA. Also, the FDA may require us to conduct post-approval or new clinical studies as a condition of approval.

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

The marketing and promotion of our products is subject to EEA Member State laws implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State legislation governing the advertising and promotion of medical devices. In addition, we are subject to EU and national self-regulatory Codes of Conduct. These laws and Codes of Conduct may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

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

Payments made to physicians in certain EEA Member States must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization and/or the competent authorities of the individual EEA Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EEA Member States.

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

An active, liquid and orderly trading market for our ordinary shares may not develop and you may not be able to resell your shares at or above the price that you paid for them. No assurances can be provided that we will be able to maintain our Nasdaq listing, given that our noncompliance with Nasdaq’s minimum stockholders’ equity and minimum bid price remain unresolved.

Prior to our initial public offering in January 2015, there was no public market for our ordinary shares. In January 2015, our ordinary shares were listed on the Nasdaq Global Market.  On February 12, 2018, we decided to transfer the listing of our ordinary shares from the Nasdaq Global Market to the Nasdaq Capital Market, which requires us to maintain at least $2.5 million of stockholders’ equity.  Subsequently, our ordinary shares were transferred from The Nasdaq Global Market to The Nasdaq Capital Market effective at the opening of business on February 14, 2018. On November 19, 2018, we received notice from Nasdaq that our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 did not satisfy the Nasdaq Capital Market continued listing requirement set forth in Nasdaq Stock Market Rule 5550(b)(1). Under applicable Nasdaq rules, we had 45 calendar days from the date of the Notice to submit to Nasdaq a plan to regain compliance with the Rule. Based on our submission, Nasdaq has determined to grant us an extension of time to regain compliance though May 20, 2019. If we fail to evidence compliance upon filing our periodic report for the quarter ending June 30, 2019 with the SEC and Nasdaq, we may be subject to delisting. We also continue to be in noncompliance with Nasdaq’s minimum bid price requirement, and if we do not maintain our Nasdaq listing, there can be no assurances that we will maintain compliance with applicable Nasdaq Capital Market listing requirements.  Failure to maintain compliance with applicable Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Although our ordinary shares are listed on the Nasdaq Capital Market, an active, liquid, and orderly trading market for our shares may never develop or be sustained, and no assurances ca be provided that we will be able to maintain our Nasdaq listing given our two outstanding and unresolved continued listing deficiencies. If an active market for our ordinary shares does not continue to develop or is not sustained, it may be difficult for investors in our ordinary shares to sell shares without depressing the market price for the shares or to sell the shares at all.

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

As of April 12, 2019, we had 17,229,624 ordinary shares issued and outstanding, of which 10,551,913 ordinary shares, or 61.2% of our total outstanding ordinary shares, are held by Richard Ressler and his affiliates, our controlling shareholder. Furthermore, in a finance transaction that closed on April 12, 2018, Richard Ressler acquired 100 preferred shares of Presbia PLC stock and 4,900 preferred shares of Presbia USA, Inc. stock for an aggregate price of $5.0 million, and a warrant to purchase 1,953,125 ordinary shares at an exercise price of $2.56 per share. In a finance transaction that closed on December 10, 2018, Richard Ressler provided a secured loan in the aggregate principal amount of $3.5 million. As part of this transaction, (i) he purchased 100 of Presbia PLC’s newly-designated series 2 redeemable preferred shares for an aggregate purchase price of $100,000, with such proceeds for the purchase of such series 2 redeemable preferred shares being applied (by way of set-off) to redeem from Richard Ressler and retire all 100 of the preferred shares of Presbia PLC previously purchased by the him in April 2018, (ii) he exchanged all 4,900 preferred shares of Presbia USA, Inc. stock for 5,239 newly-designated Presbia USA New Preferred Stock and (iii) he was issued a warrant to purchase 14,731,667 ordinary shares of Presbia PLC at an exercise price of $0.60 per share.

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

In, 2015, we filed a registration statement on Form S-8 registering the issuance of 1.8 million ordinary shares subject to options or other equity awards issued or reserved for issuance under our Presbia Incentive Plan. In 2016, we filed a registration statement on Form S-8 registering the issuance of an additional 400,000 ordinary shares subject to options or other equity awards issued or reserved for issuance under our Presbia Incentive Plan. In 2018, shareholders approved the issuance of an additional 300,000 ordinary shares subject to options or other equity awards issued or reserved for issuance under our Presbia Incentive Plan.  Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to applicable vesting arrangements and the exercise of options, and, in the case of our affiliates, the restrictions of Rule 144. If these additional ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our ordinary shares could decline.

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

Richard Ressler, one of our directors and his affiliates, hold a majority of our issued ordinary shares. As of April 12, 2019, Mr. Ressler effectively controlled approximately 61.2% of the 17,229,624 shares issued and outstanding. As a result, our controlling shareholder has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. In addition, our controlling shareholder has the ability to control or influence our management and our affairs. The concentration of voting power in our controlling shareholder may have an adverse effect on our share price. Furthermore, on December 14, 2017, we concluded a services agreement with OCV Management, LLC, a related party co-founded by Mr. Ressler and Mark Yung, our Chairman and CEO, for the purpose of providing management services to us.

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

We have never declared or paid any cash dividends on our ordinary shares and do not intend to do so for the foreseeable future. We currently intend to retain all available funds and any future earnings to support the operation of, and to finance the growth and development of, our business. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to compliance with applicable laws (including the Irish Companies Act 2014 (and all enactments which are to be read as one with, or construed or read together as one with the Companies Act 2014 and every statutory modification and re-enactment thereof for the time being in force, which, together, we refer to herein as the “Companies Act”), which require Irish companies to have “profits available for distribution” before they can pay dividends) and covenants under credit facilities, which may restrict or limit our ability to pay dividends and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant. As a result, any return to shareholders will be limited to the appreciation, if any, of their ordinary shares.

Provisions contained in our articles of association, as well as provisions of Irish law, could impair a takeover attempt.

Our articles of association and certain provisions of the Companies Act contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board.

There are a number of methods for acquiring an Irish public limited company, including a court-approved scheme of arrangement under the Companies Acts, through a tender offer by a third party under the Irish Takeover Panel Act 1997 (as amended) and the Irish Takeover Panel Act 1997, Takeover Rules, 2013 made thereunder, which we refer to herein as the “Irish Takeover Rules,” and by way of a merger with a company incorporated in the EEA under the European Communities (Cross-Border Mergers) Regulations 2008 (as amended). Each method requires shareholder approval or acceptance and different thresholds apply.  The Irish Takeover Rules will govern a takeover or attempted takeover of our company by means of a court-approved scheme of arrangement, a tender offer or a cross-border merger. These Irish Takeover Rules contain detailed provisions for takeovers including as to disclosure, dealing and timetable. The Irish Takeover Rules could discourage an investor from acquiring 30% or more of the outstanding ordinary shares of our company unless such investor were prepared to make a bid to acquire all outstanding ordinary shares.

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

We are incorporated under Irish law and, therefore, certain of the rights of holders of our shares are governed by Irish law, including the provisions of the Companies Act, and by our memorandum and articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our ordinary shares less attractive to investors. The principal differences include the following:

•	under Irish law, dividends may only be declared if we have, on an individual entity basis, profits available for distribution, within the meaning of the Companies Act;

•

under Irish law, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise. Pre-emption rights may be disapplied under Irish law for a maximum renewable five-year period by Irish companies by way of a provision in their articles of association or special resolution of their shareholders, which is an option we have availed of ourselves of in our articles of association prior to the consummation of our initial public offering;

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

•

under Irish law, a bidder seeking to acquire us would need, on a tender offer, to receive shareholder acceptance in respect of 80% of our outstanding shares in order to effect a compulsory acquisition of the remaining outstanding shares. If this 80% threshold is not achieved in the offer, under Irish law, the bidder cannot complete a “second step merger” to obtain 100% control of us. Accordingly, acceptance of an offer in respect of 80% of our outstanding shares will likely be a compulsory acquisition of the non-accepting shares or a condition in a tender offer to acquire us, not 50% as is more common in tender offers for corporations organized under U.S. law; and

•

under Irish law, shareholders may be required to disclose information regarding their equity interests upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on the transfer of the shares, as well as restrictions on voting, dividends and other payments. Comparable provisions generally do not exist under U.S. law.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our operations are currently conducted at two leased facilities. We lease one location with an aggregate of approximately 9,000 square feet of office, laboratory and manufacturing space in Irvine, California. The lease expires in May 2022. In addition, we lease approximately 610 square feet of office and storage space in Dublin, Ireland. Our corporate headquarters are currently located at our Dublin location.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information for Ordinary Shares

The Company’s ordinary shares trade on the Nasdaq Capital Market under the symbol “LENS”.

Shareholders

As of April 12, 2019, there were twenty registered holders of record of our ordinary shares. This number does not reflect the beneficial holders of our ordinary shares who hold shares in street name through brokerage accounts or other nominees.

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

We are an ophthalmic device company with a limited operating history. We are not profitable and have incurred losses in each year since our formation. We have reported recurring net losses and negative cash flow from operating activities since inception and, as of December 31, 2018, we had an accumulated deficit of $96.8 million. We expect to continue to incur significant losses for the foreseeable future.

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
•

Research and development. Our research and development expenses consist of the expenses we incur to develop our products, to pursue patent and trademark protection, to respond to technological challenges, to conduct clinical trials and post-market evaluation studies and to pursue governmental approvals. We expect to continue to expense all research and development costs as they are incurred with the exception of capital expenditures that would have alternative uses. Our research and development expenses consist of employee salaries and related benefits, including stock-based compensation, third-party contract costs relating to research, manufacturing, preclinical studies, clinical trial activities and post-market evaluation studies.  We may not succeed in achieving certain marketing approvals that we seek for our products. The probability of success of each product may be affected by numerous factors, including preclinical data, clinical data, post-market and third-party evaluation studies, competition, manufacturing capability and commercial viability.

As of December 31, 2018, we had ten employees directly engaged in research and development for at least a portion of their responsibilities. We also engage outside advisors and counsel to assist in development projects and in prosecuting patent and trademark applications. Our research and development expenses will be directly impacted by:

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
•

General and administrative expenses. Our general and administrative expenses consist of finance, human resources, purchasing and information technology services, facilities costs, other administrative services, foreign exchange costs and expenses associated with planning for and implementing the Reorganization Transactions. To date, our general and administrative expenses have been our largest single cost element, reflecting our approach of concentrating our own efforts on research and development and contracting with third-parties, principally affiliated entities and outside professionals, to provide administrative services to us. Over time, we expect to build our own infrastructure and perform more of these services in-house, in which case our general and administrative expenses will relate more to our own payroll than to the amount that we pay to third-parties. Furthermore, we are incurring additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on Nasdaq Capital Market and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we are incurring increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services. Our general and administrative expenses will be directly impacted by:

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

Revenue Recognition

Prior to 2018, we recognized revenue when there was persuasive evidence that an arrangement existed with our customers, selling prices were fixed or determinable, title or risk of loss had passed, and collection was reasonably assured. Revenue was recognized upon shipment and payments were either received in advance, or net 30 days for lenses or net 14 days for accessories. Distributor arrangements included certain perfunctory acceptance provisions and a one-year warranty, from the date of shipment, that products are free from defects in material workmanship. Under such provisions customers may reject shipments via written notifications ranging from 14-45 days or exchange defective product under warranty for the same non-defective product. We have not had any significant rejected shipments or warranty claims. We did not grant price concessions to our distributors.

In 2012, we changed our commercialization strategy from exclusively using distributors to also targeting refractive laser centers equipped with femtosecond lasers, except in countries that require the use of distributors or sales representatives. In December 2017, in light our re-ordering of operational priorities, we have focused our commercialization and clinical trial efforts outside of the U.S. in Germany and South Korea, including established ophthalmic clinics in those countries.  We recognize revenue from laser centers and ophthalmic clinics based upon an analysis of the terms of each customer arrangement and upon determination that persuasive evidence of an arrangement exists, selling prices are fixed or determinable, title or risk of loss has passed, and collection is reasonably assured. Revenues from laser centers and ophthalmic clinics during the years ended December 31, 2018 and 2017 were not material.

Beginning with 2018, we recognized revenue based on a new revenue recognition standard, ASC Topic 606, which focuses on an analysis of the goods and services provided to our customers in the ordinary course. This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized: (i) identify contracts and arrangements with customers that meet the criteria for revenue recognition under the new standard, (ii) identify all performance obligations under the contractual arrangement, such as the delivery of our Microlens to our customers and any other deliverable(s) as defined in a commercial arrangement, (iii) the determination of the transaction price,  (iv) the allocation of such pricing over the defined performance obligations in the contract with the customer, and (v) the recognition of revenue once the customer has assumed control over the performance obligations. Control refers to the ability on the part of the customer to obtain substantially all the benefits of possession of the delivered product or service.

ASC 606 requires that we disaggregate revenue into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows as affected by economic factors. Currently, we believe these economic factors are primarily attributable to different geographic regions, under one operating segment. Refer to Note 11, Operating Segments and Geographic Information, to our consolidated financial statements for additional details of revenues by geographic region. In the future, we will reassess whether this geographic region revenue disaggregation continues to depict the nature, amount, timing, and uncertainty of revenue and cash flows as affected by economic factors. Future assessment may be affected by, but not limited to: (i) an increase in revenue; (ii) concentration of customers; and (iii) other economic factors, in accordance with the new standard, ASC 606.

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

Restricted stock units (“RSU’s”) awarded to employees in 2018 include a performance provision as well as a provision that the recipient must be employed as a condition of vesting. RSUs issued prior to 2018 vest when the closing price of our Ordinary shares closes above pre-defined price ranges beginning at $10 per share and remains above that threshold price for a period of 20 trading days. Additional vesting occurs if the closing price exceeds $15 per share and increases in increments of $5 per share to a maximum price of $30 per share. The presence of a market condition, such as the movement in our stock price across several pricing thresholds, requires that we utilize a Monte Carlo Simulation (“MCS”) approach in determining the fair value of an RSU upon grant. This methodology calculates the separate probabilities that our Ordinary share price will achieve and sustain the price levels between $10 and $30 per share including the intermediate price points. The aggregate fair value is determined by weighting the respective probabilities by its respective price level. The MCS requires the following inputs (i) the price volatility of our trading shares and (ii) the closing price of our Ordinary shares as of the grant date. The aggregate fair value is recognized as expense over the derived service period, on a straight-line basis subject to an adjustment for estimated forfeitures, as determined by the MCS model. This methodology considers the separate probabilities that each of the price thresholds or market conditions will be achieved under the RSU Plan guidelines.

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

During 2018 and 2017, we incurred costs in connection with the FDA staged-enrollment pivotal clinical trial, which is expected to continue into 2019 or possibly further. We incurred costs for outside experts to read and interpret the results of the studies, third party costs to monitor the investigational sites and perform data collection activities and surgeon and patient fees in connection with surgical procedures and follow-up visits. Our policy with respect to the recognition of these expenses is to record such expenses as research and development expense in the period in which the services are provided. We will evaluate the purchases of clinical test equipment, on a case by case basis, to determine if there exists an alternative use for the equipment following the clinical trial. In the event we determine that there is no alternative use for the test equipment, then that cost will be expensed as part of research and development expense in the period in which we take title to the equipment from the supplier.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Change
	2018	2017
	$000’s		$000's	%
Revenues	$21	$14	$7	50%
Cost of goods sold	51	97	(46)	(47%)
Gross loss	(30)	(83)	53	(64%)
Operating expenses:
Research and development	3,529	7,074	(3,545)	(50%)
Sales and marketing	1,349	3,278	(1,929)	(59%)
General and administrative	3,645	6,280	(2,635)	(42%)
Total operating expenses	8,523	16,632	(8,109)	(49%)
Operating loss	(8,553)	(16,715)	8,162	(49%)
Interest expense, net	87	37	50	135%
Other expense	10	1	9	900%
Loss before income tax provision	(8,650)	(16,753)	8,103	(48%)
Income tax provision (benefit)	(235)	245	(480)	(196%)
Net loss	$(8,415)	$(16,998)	$8,583	(50%)
USA new preferred shares dividends	45	—	45	100%
Net loss attributed to common stock - basic and diluted	$(8,460)	$(16,998)	$8,538	(50%)

Revenue

Revenue for the years ended December 31, 2018 and 2017 was $21,000 and $14,000, respectively. Revenues were insignificant in both years reflecting a longer lead time to achieve significant volumes in selected markets. Until such time that we can be assured that our commercialization strategy, marketing activities, and execution plans are validated in selected key markets, including the U.S., we will commercialize in limited markets consistent with the re-ordering of our operational priorities initiated in December 2017.

Cost of Goods Sold

Cost of goods sold was $51,000 in the year ended December 31, 2018 as compared to $97,000 in the year ended December 31, 2017. During fiscal year 2018, cost of goods sold primarily consisted of $45,000 for provision of inventory obsolescence. During the year ended December 31, 2017, cost of goods sold primarily consisted of $90,000 for provision of inventory obsolescence.

Research and Development

Research and development expense declined by $3.5 million, or 50%, for the year ended December 31, 2018 as compared to 2017. The decrease in research and development spend is primarily due to: (i) $576,000 of cost decreases related to our U.S. staged pivotal clinical trials consisting of costs incurred for patient compliance activities under both Phases I and II and the costs of developing subsequent PMA modules for FDA submission; (ii) manufacturing costs, which were lower by $1,027,000 due to an decrease in expenses related to our pilot manufacturing facility used to provide the microlens used in the clinical trials and subsequent approval for OUS commercialization;  (iii) decreased engineering costs of $1,148,000 related to the 2017 discontinued development of our disposable inserter; (iv) a $430,000 cost decrease related to regulatory and quality assurance personnel; and (v) decrease in regulatory and intellectual property development costs of $364,000 due to lower personnel and professional costs.

Sales and Marketing

Sales and marketing expense declined by $1.9 million, or 59%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. We are not authorized to sell our microlens in the United States until we receive FDA approval to do so; therefore, our sales and marketing activities are limited to developing the markets outside the United States. During the year ended December 31, 2018, (i) we incurred lower costs for sales and marketing personnel of $729,000, or a decrease of 44%; (ii) lower tradeshow and advertising costs of $838,000, or a decrease of 77%; (iii) lower travel expenses related to supporting clients outside the United States of $143,000, a decrease of 58% relative to the prior year; (iv) and a decrease in other marketing costs of $218,000, representing a decrease of 79% versus the prior year.

We evaluated our commercialization strategy as part of the December 2017 re-prioritization of resources, which resulted in limiting our commercialization efforts to Germany, and focusing our resources on completing our U.S. staged pivotal clinical trial.

General and Administrative

General and administrative expenses declined by $2.6 million, or 42%, in the year ended December 31, 2018 as compared to the year ended December 31, 2017. General and administrative expenses decreased primarily due to (i) lower personnel costs of $1,109,000, or 55%, due to reduced headcount, (ii) reduction of stock-based compensation of $404,000, (iii) lower professional fees of $265,000, (iv) and other net cost decreases of 859,000 related to travel, insurance and other administrative expenses.

Interest and Other Expense

Interest and other expense for the year ended December 31, 2018 was $97,000, or $59,000 higher than the year ended December 31, 2017. The change is due primarily to an increase in interest expense related to the December 2018 financing transaction.  For additional information, see discussion below under Note 6 to our Consolidated Financial Statements (Secured Debt with Related Party).

Net Loss

Our net loss of $8.4 million for the year ended December 31, 2018 was $8.6 million lower, or 51% lower, than the loss in the corresponding period of 2017 of $17.0 million, due primarily to lower research and development expenses of $3.5 million, lower sales and marketing costs of $1.9 million, and lower general and administrative costs of $2.6 million, as previously discussed.

USA New Preferred Shares Dividends

While the newly-designated series 2 redeemable preferred shares of Presbia PLC do not carry a right to any dividend, our USA New Preferred Shares contain dividend provisions. Dividends are cumulative and accrue a dividend at a fixed rate of 15% per annum, compounded quarterly and accruing daily, payable in additional Presbia USA New Preferred Shares on a quarterly basis. We accrue the dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to net loss to arrive at net loss attributed to common stock. Accrued and unpaid dividends for the years ended December 31, 2018 and 2017 were $45,000 and $0, respectively.

Net loss attributed to common stock

As previously discussed, we accrue the preferred shares dividends at their cash liquidation value and reflect the accrual of dividends as a reduction to net income (loss) to arrive at net income (loss) attributed to common stock. We expect that losses will continue through 2019 and further, due to anticipated costs related to our U.S. staged pivotal clinical trial and ongoing costs required to develop the market outside of the United States for our microlens.

Liquidity and Capital Resources

On February 3, 2015, we closed the initial public offering of our ordinary shares. We sold a total of 4,166,667 ordinary shares in the offering at a public offering price of $10.00 per share. The aggregate proceeds from our initial public offering was $41.7 million, and we received net proceeds of approximately $36.8 million from the offering, after deducting $4.9 million of underwriting discounts and commissions and estimated offering expenses payable by us. In March 2017, we closed a rights offering, pursuant to which we raised approximately $10.8 million in gross proceeds through the sale of 3,611,764 of its ordinary shares at a subscription price of $3.00 per whole share. Furthermore, in a finance transaction that closed on April 12, 2018, we raised $5.0 million in gross proceeds through the sale of 100 preferred shares of Presbia PLC stock and 4,900 preferred shares of Presbia USA, Inc. stock, and a warrant to purchase 1,953,125 ordinary shares of Presbia PLC at an exercise price of $2.56 per share. Subsequently, in a finance transaction that closed on December 10, 2018, we concluded a secured loan agreement with Richard Ressler, a board member and majority shareholder, in the aggregate principal amount of $3.5 million. As part of this transaction, we (i) issued 100 of Presbia PLC’s newly-designated series 2 redeemable preferred shares for an aggregate purchase price of $100,000 to Richard Ressler, with such proceeds for the purchase of such series 2 redeemable preferred shares being applied (by way of set-off) to redeem from Richard Ressler and retire all 100 of the preferred shares of Presbia PLC previously purchased by the him in April 2018, (ii) 4,900 preferred shares of Presbia USA, Inc. stock for 5,239 newly-designated Presbia USA New Preferred Stock and (iii) we issued to Richard Ressler a warrant to purchase 14,731,667 ordinary shares of Presbia PLC at an exercise price of $0.60 per share.

Our primary uses of cash are to fund operating expenses, primarily general and administrative expenditures and research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the progress, timing and completion of clinical trials for our products;
•	the number and characteristics of products that we pursue;
•	the progress, costs and results of our clinical trials;
•	the outcome, timing and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	timing and amount of revenue resulting from sales of our microlens outside the U.S.; and
•	timing and investment in our commercialization efforts outside the U.S.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(8,359)	$(13,971)
Net cash used in investing activities	$(4)	$(198)
Net cash provided by financing activities	$7,667	$10,024

At December 31, 2018, we had an accumulated deficit of approximately $96.8 million and we expect to incur additional operating losses through 2019, and further. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of our microlens. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Based on our current business plan, we believe that our cash at December 31, 2018 will not be sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K. We must raise additional capital to fund our operations. We may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on acceptable terms, we may be required to delay, reduce the scope of, or curtail, our operations. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Presbia PLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presbia PLC and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of significant recurring losses from operations through December 31, 2018, and does not have sufficient working capital at December 31, 2018 to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

April 12, 2019

CONSOLIDATED FINANCIAL STATEMENTS

PRESBIA PLC

Consolidated Balance Sheets

(in thousands, except shares and par value amount)

	December 31,
	2018	2017
Assets
Current assets
Cash	$2,527	$3,236
Accounts receivable	20	8
Inventory	59	127
Prepaid expenses and other current assets	175	108
Total current assets	2,781	3,479
Property and equipment, net	367	477
Intangible assets	1,344	1,479
Other assets	38	127
Total assets	$4,530	$5,562
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$605	$628
Due to related parties	39	23
Note payable, current portion	—	480
Secured debt with related party, current portion	20	—
Other current liabilities	301	1,151
Total current liabilities	965	2,282
Secured debt with related party, net of unamortized transaction costs ($1,585)	1,915	—
Deferred rent	85	107
Due to related parties, net of current portion	—	12
Other liabilities, net of current portion	21	30
Total liabilities	2,986	2,431
Commitments and contingencies (note 12)
Shareholders' equity
Preferred Shares
Series 2 Redeemable Preferred Shares; $0.001 par value, 50,000,000 shares authorized; 100 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
USA New Preferred Shares; $0.01 par value, 8,000 shares authorized; 5,239 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively.	—	—
Ordinary Shares
$0.001 par value, 350,000,000 shares authorized; 17,157,160 and 17,121,857 shares issued and outstanding at December 31, 2018 and 2017, respectively	17	17
USA Common Stock; $0.01 par value, 5,000 shares authorized; 2,000 shares issued and outstanding at December 31, 2018 and 2017, respectively.	—	—
Deferred Ordinary Shares
€ 1.00 (US$1.35) par value, 39,994 shares authorized, issued and outstanding at December 31, 2018 and 2017	54	54
Additional paid-in capital	98,235	91,362
Accumulated deficit	(96,762)	(88,302)
Total shareholders' equity	1,544	3,131
Total liabilities and shareholders’ equity	$4,530	$5,562

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenues	$21	$14
Cost of goods sold	51	97
Gross loss	(30)	(83)
Operating expenses:
Research and development	3,529	7,074
Sales and marketing	1,349	3,278
General and administrative	3,645	6,280
Total operating expenses	8,523	16,632
Operating loss	(8,553)	(16,715)
Interest expense, net	87	37
Other expense	10	1
Loss before income tax	(8,650)	(16,753)
Income tax provision (benefit)	(235)	245
Net loss	$(8,415)	$(16,998)
USA new preferred shares dividends	45	—
Net loss attributed to common stock - basic and diluted	$(8,460)	$(16,998)
Net loss per share - basic and diluted	$(0.50)	$(1.04)
Weighted average, shares outstanding - basic and diluted	17,077,817	16,298,505

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except share data)

	Preferred Shares		Ordinary Shares		Deferred Shares		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	—	$—	13,420,927	$13	39,994	$54	$79,676	$(71,304)	$8,439

Proceeds from issuance of ordinary shares from rights offering, net of costs	—	—	3,611,764	4	—	—	10,530	—	10,534
Stock-based compensation	—	—	—	—	—	—	1,156	—	1,156
Issuance of restricted shares	—	—	89,166	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(16,998)	(16,998)
Balance, December 31, 2017	—	—	17,121,857	17	39,994	54	91,362	(88,302)	3,131

Proceeds from issuance of Series 1 preferred shares, net of costs	5,000	—	—	—	—	—	2,053	—	2,053
Exchange of PLC Series 1 Preferred Shares and USA Preferred Shares for PLC Series 2 redeemable preferred shares and USA new preferred shares	(5,000)	—	—	—	—	—	(2,053)	—	(2,053)
Issuance of PLC Series 2 redeemable preferred shares and USA new preferred shares	5,339	—	—	—	—	—	2,053	—	2,053
Issuance of a warrant covering 1,953,125 ordinary shares	—	—	—	—	—	—	2,837	—	2,837
Issuance of a warrant covering 14,731,667 ordinary shares	—	—	—	—	—	—	1,395	—	1,395
USA new preferred shares dividends	—	—	—	—	—	—	45	(45)	—
Stock-based compensation	—	—	—	—	—	—	543	—	543
Issuance of restricted shares	—	—	35,303	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(8,415)	(8,415)
Balance, December 31, 2018	5,339	$—	17,157,160	$17	39,994	$54	$98,235	$(96,762)	$1,544

The accompanying notes are an integral part of these consolidated financial statements

PRESBIA PLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31, 2018	December 31, 2017
Cash flow from operating activities:
Net loss	$(8,415)	$(16,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	477
Inventory provisions	45	90
Loss on disposal of fixed assets	10	1
Stock-based compensation	530	1,168
Imputed interest expense	38	83
Changes in operating assets and liabilities:
Accounts receivable	(13)	(5)
Inventory	23	85
Prepaid expenses and other current assets	(67)	286
Other assets	89	(1)
Accounts payable and other current liabilities	(557)	528
Income taxes payable	(281)	231
Deferred rent	(22)	79
Due to related parties	17	5
Net cash used in operating activities	(8,359)	(13,971)
Cash flow from investing activities:
Purchase of intangible assets	—	(125)
Purchases of property and equipment	(4)	(73)
Net cash used in investing activities	(4)	(198)
Cash flow from financing activities:
Proceeds from issuance of ordinary shares from rights offering, net of costs	—	10,534
Payment of note payable to Neoptics A.G.	(507)	(510)
Proceeds from sale of preferred shares, net of costs	4,890	—
Proceeds from secured debt with related party, net of costs	3,284	—
Net cash provided by financing activities	7,667	10,024
Net decrease in cash	(696)	(4,145)
Effects of exchange rate on cash	(13)	48
Cash balance at beginning of period	3,236	7,333
Cash balance at end of period	$2,527	$3,236

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$85	$19

Supplemental disclosures of non-cash investing and financing activities:
USA new preferred shares dividends	$45	$—
Capitalized intangible asset costs included in accounts payable	$—	$15
Issuance of a warrant covering 1,953,125 ordinary shares	$2,837	$—
Issuance of a warrant covering 14,731,667 ordinary shares	$3,522	$—
Extinguishment of PLC Series 1 preferred shares, USA preferred shares and accrued dividends	$(2,053)	$—
Issuance of PLC Series 2 preferred shares, and USA New preferred shares	$2,053	$—

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

On November 30, 2014, Presbia Holdings converted all the remaining indebtedness owed to Presbia Holdings by certain subsidiaries of Presbia Ireland, Limited at that time to equity (the “2014 Debt Conversion”). In the 2014 Debt Conversion, approximately $23.5 million of outstanding intercompany debt owed to Presbia Holdings was converted to equity of Presbia Ireland, Limited. On January 14, 2015, Presbia Holdings converted all the remaining indebtedness owed to Presbia Holdings by a subsidiary of Presbia Ireland, Limited at that time to equity (the “2015 Debt Conversion”) in the amount of approximately $1.6 million.

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

On April 12, 2018, the Company and its wholly-owned subsidiary, Presbia USA, Inc. and Richard Ressler, one of the Company’s directors and its controlling shareholder, entered into a Stock Purchase Agreement pursuant to which Mr. Ressler acquired 100 preferred shares of Presbia PLC stock and 4,900 preferred shares of Presbia USA, Inc. stock for an aggregate price of $5.0 million, less legal and professional fees of $0.1 million, resulting in net proceeds of approximately $4.9 million. As part of this transaction, Mr. Ressler also acquired a warrant to purchase 1,953,125 ordinary shares of Presbia PLC at an exercise price of $2.56 per share.

In a financing transaction that closed on December 10, 2018, the Company and its wholly-owned subsidiary, Presbia USA, Inc., entered into and closed a Securities Purchase and Exchange Agreement with Mr. Ressler. Under the terms of the agreement, Mr. Ressler provided a secured loan in the aggregate principal amount of $3.5 million less legal and professional fees of $0.2 million, resulting in net proceeds of approximately $3.3 million. He also exchanged all 4,900 preferred shares of Presbia USA, Inc. stock and 339 preferred shares dividends of Presbia USA, Inc. for 5,239 newly-designated Presbia USA New Preferred Stock, and he was issued a warrant to purchase 14,731,667 ordinary shares of Presbia PLC. Prior to the consummation of the December 10, 2018 transaction, Presbia PLC was the direct parent of Presbia Ireland, Limited (and Presbia Ireland, Limited was a direct subsidiary of Presbia PLC). The Companies effectuated a restructuring on December 10, 2018, which resulted in the inversion of the parent-subsidiary hierarchy of Presbia Ireland, Limited and Presbia USA, such that, following consummation of the restructuring transaction (i) Presbia PLC became the direct parent of Presbia USA (with Presbia USA being a direct subsidiary of Presbia PLC), and (ii) Presbia USA became the direct parent of Presbia Ireland, Limited.

The accompanying consolidated financial statements have been derived from the historical cost basis of the assets and liabilities, financial condition and cash flows of Presbia PLC, organized in Ireland, Presbia Investments organized in the Cayman Islands, Presbia USA, Inc., organized in the United States and its subsidiaries, PresbiBio LLC and PresbiBio, LLC, Visitome, Inc. and Presbia Technologies, LLC, which are organized in the United States, and Presbia Ireland, Limited, organized in Ireland, and its subsidiaries, Presbia Deutchland, GmbH, organized in Germany, OPL, LLC , organized in the United States, and its direct and indirect subsidiaries, PIP Holdings, C.V and Presbia Cooperatief U.A., both organized in the Netherlands, and PresbiOptical LLC, organized in the United States (collectively, including Presbia PLC, the “Company”). Visitome, Inc. was liquidated in February 2019. Presbia Investments and Presbia Cooperatief U.A. are currently under liquidation proceedings in an effort to simplify the Company’s organizational structure.

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

The Company, which began to be formed on June 29, 2007, has developed and is marketing a surgical solution to the age-related vision condition known as presbyopia. The Company’s primary objectives have been twofold: (1) achieve commercial success in those parts of the world where the Company’s surgical procedure has been approved by regulatory agencies and (2) successfully apply to the United States Food and Drug Administration (the “FDA”) for the authorization to market and manufacture the surgical procedure in the United States. Other than the FDA clinical trials that begun in 2014 and will continue to at least 2019, this procedure is currently not authorized by the FDA and may not be manufactured, sold, distributed or surgically performed on any individual in the United States. The Company’s principal revenue generating activity is the sale of the Company’s microlens to approved ophthalmologist physicians who, in turn, perform the surgical procedure on their patient base. Presbia is authorized to sell, market and perform this procedure in 40 countries through its wholly-owned Irish subsidiary, Presbia Ireland, Limited. Activities to-date have consisted primarily of research and development and expansion of its commercial activities in selected markets outside the United States.

Going Concern Uncertainty

At December 31, 2018, the Company has an accumulated deficit of $96.8 million and it expects to incur additional operating losses through 2019, and possibly further. As it continues to incur losses, the Company’s transition to profitability will depend on the successful development, approval and commercialization of its microlens. The Company may never achieve profitability, and unless and until it does, it will need to continue to raise additional capital. Based on the Company’s current business plan, management believes that its cash at December 31, 2018, will not be sufficient to meet its anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report on Form 10-K.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (SEC). The Company’s current commercialization strategy is targeted to countries where the Company can establish the market for its technology.  This commercialization strategy will undergo continual prioritization and in the future the Company may adjust its commercialization efforts to preserve its existing cash or realize better results than anticipated which could have a positive impact on cash.  The Company’s U.S. pivotal clinical trial and planned FDA approval is its highest priority. The Company must raise additional capital to fund its operations.  It may raise additional capital through equity offerings, debt financings, collaborations and/or licensing arrangements. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be required to delay, reduce the scope of, or curtail, its operations. To the extent that the Company raises additional funds by issuing equity securities, its shareholders will experience dilution, and debt financing, if available, may involve restrictive covenants.

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

Segment Information

In accordance with Accounting Standard Codification (“ASC”) 280-10-50, Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Since 2013, the Company has viewed and managed its operations and business as one segment, operating primarily in the U.S., South Korea, Australia, the Netherlands, Ireland, Canada and Germany.

Foreign Currency

The functional currency of subsidiaries outside the United States of America is the U.S. Dollar. Transactions in foreign currencies during the year are re-measured at rates of exchange on the dates of the transactions. Gains and losses related to re-measurement of items arising through operating activities are accounted for in the statement of operations and comprehensive loss and included in general and administrative expense. Aggregate foreign exchange loss was $12,000 and $59,000 for the years ended December 31, 2018 and 2017, respectively.

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

Cash

The Company considers highly liquid investments with original maturities less than 90 days to be cash equivalents. As of December 31, 2018 and 2017, the Company had no such short-term investment instruments and maintained its cash in bank demand deposit accounts.

Inventory

The Company accounts for inventory at the lower of cost and net realizable value. Inventory is stated at weighted average cost, which is determined by applying the current average cost to the ending inventory. Inventory consists of lenses and lens inserters and other accessories used by physicians in the surgical process associated with the lenses. The Company maintains serialized records of all lenses, including the five-year expiration date of each lens, after which the lens cannot be sold. The Company considers the expiration dates of lenses, in addition to comparing the carrying amount of inventory to expected demand, and will write-down inventory for amounts determined to be excess or obsolete.

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

The Company made a final payment of $0.5 million in cash in exchange for these patents and patent applications in the year ended December 31, 2018. The useful life of the patents was determined to be 12 years and 4 months and will be amortized through November 25, 2028. The Company recorded amortization expense of approximately $136,000 with net carrying amount of approximately $1,344,000 as of December 31, 2018. For fiscal years 2019 to 2022, approximately $135,000 will be recorded annually as amortization expense for the Neoptics assets.

The Company reviews its long-lived intangible assets for impairment at least annually or more frequently if impairment indicators arise. In evaluating the potential for impairment of the Neoptics assets, we make assumption regarding future operating performance, business trends and future useful life of these assets. As a result of these evaluations, the Company did not recognize impairment charges for the years ended December 31, 2018 and 2017, as it believes that the carrying value of these assets do not exceed their fair value.

Costs incurred to develop software for the Company’s website are capitalized and amortized over the estimated useful life of the software and are included in intangible assets. Costs related to design or maintenance of website development is expensed as incurred. For the years ended December 31, 2018 and 2017, there were no capitalized costs associated with website development. Amortization expense of $1,000 and $15,000 was recorded the years ended December 31, 2018 and 2017, respectively.

Net Loss per Common Share

Basic net loss per ordinary share is calculated by dividing net loss, as adjusted for dividends on the USA New Preferred Shares in the period, by the weighted average number of ordinary shares outstanding during the reporting period, less unvested restricted stock awards. Diluted net loss allocated to ordinary shareholders per share is calculated based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of the shares issuable upon the exercise of stock options and warrants, and upon the vesting of restricted shares under the treasury stock method. In net loss periods, basic and diluted net loss per share are identical since the effect of potential ordinary shares is anti-dilutive and therefore excluded.

Basic and diluted net loss per share were calculated as follows (in thousands, except share and per share data):

	December 31,
	2018	2017
Net Loss	$(8,415)	$(16,998)
USA new preferred shares dividends	$45	$-
Net loss attributable to common shareholders	$(8,460)	$(16,998)
Weighted average shares outstanding – basic and diluted	17,077,817	16,298,505
Basic and diluted net loss per share	$(0.50)	$(1.04)

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because their inclusion would have been antidilutive:

	December 31,
	2018	2017
Options to purchase common stock	1,129,324	1,037,964
Restricted shares	49,189	—
Warrant to purchase common stock(1)(2)	16,684,792	—
Series 2 Redeemable Preferred Shares and USA New Preferred Shares outstanding	5,339	—
Total potentially dilutive securities excluded from denominator of the diluted earnings per share Computation	17,868,719	1,037,964
(1)	Includes 1,953,125 warrants to purchase ordinary shares of Presbia PLC at a price of US$2.56 per ordinary share, granted April 12, 2018 (see Note 8).
(2)	Includes 14,731,667 warrants to purchase ordinary shares of Presbia PLC at a price of US$0.60 per ordinary share, granted December 10, 2018 (see Note 8).

Revenue Recognition

Prior to 2018, we recognized revenue when there was persuasive evidence that an arrangement existed with our customers, selling prices were fixed or determinable, title or risk of loss had passed, and collection was reasonably assured. Revenue was recognized upon shipment and payments were either received in advance, or net 30 days for lenses or net 14 days for accessories. Distributor arrangements included certain perfunctory acceptance provisions and a one-year warranty, from the date of shipment, that products are free from defects in material workmanship. Under such provisions customers may reject shipments via written notifications ranging from 14-45 days or exchange defective product under warranty for the same non-defective product. We have not had any significant rejected shipments or warranty claims. We did not grant price concessions to our distributors.

Effective January 1, 2018, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, the Company recognizes revenue based on an analysis of the goods and services provided to our customers in the ordinary course. We analyze all commercial agreements to identify (i) contracts and arrangements with customers that meet the criteria for revenue recognition under the new standard (ii) identify all performance obligations under the contractual arrangement, such as the delivery of our Microlens to our customers and any other deliverable(s) as defined in a commercial arrangement (iii) the determination of the transaction price, (iv) the allocation of such pricing over the defined contractual obligations in the contract with the customer and (v) the recognition of revenue once the customer has assumed control over the contractual obligations. Control refers to the ability on the part of the customer to obtain substantially all the benefits of possession of the delivered product or service.

The Company is required by ASC 606 to disaggregate revenue into categories that depict the nature, amount, timing, and uncertainty of revenue and cash flows as affected by economic factors. Currently, the Company believes these economic factors are primarily attributable to different geographic regions, under one operating segment. Refer to Note 11, Operating Segments and Geographic Information, to the Company’s consolidated financial statements for additional details of revenues by geographic region. In the future, the Company will reassess whether geographic region revenue disaggregation continues to depict the nature, amount, timing, and uncertainty of revenue and cash flows as affected by economic factors. Future assessment may be affected by, but not limited to: (i) an increase in revenue; (ii) concentration of customers; and (iii) other economic factors, in accordance with ASC 606.

In the years ended December 31, 2018 and 2017 there were five and four customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2018, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers. The Company recognized revenues of $21,000 and $14,000 from foreign ophthalmic clinics during the years ended December 31, 2018 and 2017, respectively.

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

Stock-Based Compensation

The compensation cost of stock-based awards granted to employees is measured at grant date, based on the estimated fair value of the award. The Company estimates the fair value of stock options using a Black-Scholes option pricing model. Restricted stock units  awarded to employees in 2018 include a performance provision as well as a provision that the recipient must be employed as  conditions of vesting. The fair value of restricted stock units issued prior to 2018 was determined using a Monte Carlo Simulation, or “MCS”, methodology, which considers the separate probabilities that of the price thresholds or market conditions will be achieved under the Restricted Stock Units Plan guidelines. Compensation expense for options granted to non-employees is determined as the fair value of consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Stock-based compensation costs are expensed on a straight-line basis over the service period. The fair value of awards granted to non-employees is remeasured each period until the related service is complete or there exists a significant disincentive not to perform the required services. Stock-based compensation costs are reflected in the accompanying statements of operations and comprehensive loss based upon the underlying employees’ roles within the Company.

Deferred Offering Costs

Generally, costs incurred such as legal, accounting and other professional fees including printing costs in the course of preparing for a capital raise are deferred on the balance sheet as deferred offering costs, which are eventually reclassified when the capital raise is concluded as a reduction of the proceeds of the capital raise as part of additional paid in capital. On December 5, 2016, the Company filed with the SEC a Form S-1 Registration Statement under the Securities Act of 1933 for the purpose of distributing to holders of the Company’s ordinary shares, non-transferable and non-tradeable subscription rights to purchase ordinary shares (“rights offering”). During the years ended December 31, 2018 and 2017, the Company incurred approximately $0 million and $0.3 million related to its rights offering, respectively, which was completed on March 8, 2017. Upon completion of the rights offering, the Company netted approximately $0.3 million in offering costs against the gross proceeds in shareholders’ equity as of December 31, 2017.

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

Advertising Costs

The Company incurs direct response advertising expense outside the United States in order to create awareness of the Company’s Microlens solution to presbyopia. The Company’s policy with respect to direct response advertising is to defer costs related to media and setup costs and amortize those costs to the consolidated statements of operations and comprehensive loss in the period in which the related revenue is recognized. Due to the early stages of market development and the uncertainty around the impact of advertising campaigns to-date, the Company expensed approximately $104,000, and $395,000 as part of sales and marketing expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017, respectively.

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

Future Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.  ASU 2016-02 will be effective for the Company in the first quarter of 2019.  Upon adoption of ASU 2016-02, the Company expects to apply the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Upon adoption of ASU 2016-2 the Company expects to recognize on its consolidated balance sheets as of January 1, 2019, approximately $671,000 of leasehold liabilities, and approximately $671,000 of right of use assets, net of tenant improvement allowance. We anticipate that the adoption of Topic 842 will have a material impact on our consolidated statement of operations and cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU NO. 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU No. 2018-07 will be effective for the Company beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption of ASC 606. The Company is currently assessing the potential impact of adopting this guidance on its consolidated financial statements.

Recent Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Topic 606 became effective for the Company in the first quarter of 2018 and allowed for full retrospective or a modified retrospective adoption approach. The Company adopted this new standard using the modified retrospective transition method in January 2018 and it did not have a material adjustment on its consolidated financial statements.

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

(3) Inventory

The Company maintains a serial number tracking system that measures shelf life such that no lens that has aged beyond four years shall be delivered to a customer. During the years ended December 31, 2018 and 2017, inventory write-downs reflecting excess quantities on hand were recognized in the amount of $45,000 and $90,000, respectively, based on the age of the lens inventory, inserters, accessories and the refractive mix of the inventory. Finished goods inventory consists of the following (in thousands):

	December 31,
	2018	2017
Lenses	$22	$55
Accessories	37	72
Inventory	$59	$127

(4) Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Office equipment and computers	$52	$79
Leasehold improvements	189	214
Production equipment and facilities	760	802
Software	42	62
Furniture and vehicles	99	237
	1,142	1,394
Less: accumulated depreciation	(775)	(917)
Property and equipment, net	$367	$477

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2018 and 2017 was $109,000 and $322,000, respectively and classified as part of operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for all periods. In connection with the closure of an office facility in December 2017, approximately $67,000 of unrecognized depreciation for furniture and leasehold improvements and $52,000 of engineering tools, molds and fixtures were recorded in the Consolidated Statements of Operations and Comprehensive Loss for the period ended December 31, 2017 (see Note 15).

(5) Note Payable

Note payable is summarized as follows (in thousands):

	December 31,
	2018	2017
Noninterest bearing note payable to Neoptics A.G.	$—	$518
Less present value discount	—	(38)
Note payable, net	—	480
Less current portion	—	480
Note payable, long term	$—	$—

Presbia Ireland, Limited (“Limited”), an indirectly-owned subsidiary of the Company, entered into an asset purchase agreement with Neoptics AG pursuant to which Limited acquired certain assets from Neoptics for an aggregate purchase price of 1.5 million Swiss Francs (approximately $1.5 million based on the exchange rate between the Swiss Franc and US Dollar on August 2, 2016), bearing no interest and payable in three equal installments on each of August 2, 2016, December 31, 2017 and December 31, 2018. Limited recorded the intangible asset and a loan discount using a rate of 9%. The remaining liability of $480,000 was recorded in the Company’s consolidated balance sheet, net of unamortized discount of $38,000 at December 31, 2017. Limited made a final payment of $0.5 million in cash in exchange for these patents and patent applications in the year ended December 31, 2018.

(6) Secured Debt with Related Party

On December 10, 2018, the Company and its wholly-owned subsidiary, Presbia USA, Inc., entered into and closed a Securities Purchase & Exchange Agreement with Richard Ressler, a member of the Company’s board of directors and its majority stockholder. Under the terms of the agreement, Mr. Ressler, in a private placement transaction, provided Presbia USA with a secured loan in the aggregate principal amount of $3.5 million less legal and professional fees of $0.2 million, resulting in net proceeds of approximately $3.3 million. As part of this transaction, Mr. Ressler redeemed (i) 100 preferred shares of Presbia PLC, (ii) 4,900 preferred shares of Presbia USA, Inc and (iii) 339 dividends preferred shares dividends of Presbia USA, Inc. for an amount equal to the original proceeds of $5.0 million plus accrued dividends of $0.3 million. This redemption came out of the proceeds of the 100 newly-designated Presbia PLC series 2 redeemable preferred shares and 5,239 newly-designated Presbia USA new preferred stock. Mr. Ressler also received a warrant to purchase ordinary shares. The number of ordinary shares covered by the warrant was determined based on the aggregate dollar amount of the securities involved in the financing transaction of $8.8 million, divided by the warrant exercise price of $0.60, for a total of 14,731,667 ordinary shares.

The Secured Promissory Note has a five (5) year maturity, and Mr. Ressler has the right to call in the loan after a two (2) year period. Cash interest is paid annually in arrears at an annual rate of 10%, compounded monthly. An unamortized debt discount was established in the aggregate amount of approximately $1.6 million, which included direct costs of $0.2 million comprising of legal and professional fees, and $1.4 million in costs associated with the warrant issued in conjunction with the Secured Promissory Note. The 14,731,667 ordinary shares covered by the warrant issued in this transaction had an issue date fair value of $3.5 million, derived from a Black-Scholes calculation designed for use with warrants. The following assumptions, in addition to the exercise price of the warrant of $0.60, were used: (i) the period between the Initial Exercise Date and the Termination Date of the warrant of five (5) years (ii) due to its limited stock price volatility history, the Company used a peer group average of 73.95%, as permitted under ASC Topic 718 consistent with the term of the warrant at the time of the grant, (iii) a risk-free interest rate of 2.70%, based on the U.S. Treasury securities yield consistent with the expected term of the warrant at the time of the grant, (iv) the number of ordinary shares covered by the warrant, and (v) the number of common shares of the Company outstanding currently. The Company recognized $2.1 million as an adjustment to additional paid in capital, and $1.4 million as a debt discount, representing the fair value of 5,833,333 ordinary shares issued as an incentive to the secured loan principal of $3.5 million. These warrants were recorded as an offset to the note as unamortized transaction costs in the balance sheets at fair value, together with the aforementioned direct costs, which will be accreted to the loan amount over a five (5) year period using the effective interest method. The amount of $3,520,000 includes accrued interest of approximately $20,000 for the period of December 10, 2018 to December 31, 2018.

Secured debt with related party consisted of the following as of the dates set forth below (in thousands):

	December 31,
	2018	2017
Secured debt with related party	$3,520	$—
Less current portion	(20)	—
Secured debt with related party, long term	3,500	—
Less unamortized transaction costs	(1,585)	—
Secured debt with related party, net	$1,915	$—

(7) Other Current Liabilities

Other current liabilities consist of the following as of the dates set forth below (in thousands):

	December 31,
	2018	2017
Accrued payroll and severance related	$89	352
Accrued professional fees	108	109
Accrued clinical expense	49	125
Accrued deferred rent expense	—	236
Accrued other expense	53	46
Income tax payable	2	283
	$301	$1,151

(8) Shareholders’ Equity

Ordinary Shares

As of December 31, 2018, our authorized share capital includes $400,000 and €40,000 divided into 350,000,000 ordinary shares of $0.001 each, (which we refer to as the ordinary shares), 50,000,000 preferred shares of $0.001 each and 40,000 deferred ordinary shares of €1.00 each.

In the year ended December 31, 2018, the Company issued to Mr. Ressler warrants on a fully vested basis and priced at-the-money. The Company utilized the Black-Scholes valuation model, modified for use with warrants, for determining their fair value. The following assumptions, in addition to the exercise price of the warrant, were used: (i) the period between the Initial Exercise Date and the Termination Date of the warrant (ii) due to its limited stock price volatility history, the Company used a peer group average as permitted under ASC Topic 718 consistent with the term of the warrant at the time of the grant, (iii) a risk-free interest rate based on the U.S. Treasury securities yield consistent with the expected term of the warrant at the time of the grant, (iv) the number of ordinary shares covered by the warrant, and (v) the number of common shares of the Company outstanding currently.

On April 12, 2018, Mr. Ressler received a warrant covering 1,953,125 ordinary shares of Presbia PLC at an exercise price of $2.56 per share. The aggregate fair value of the warrant was $3,126,000. In December 2018, the Company updated the Black-Scholes calculation of the April warrant using the aforementioned version of Black-Sholes designed for use with warrants. Due to warrants being highly dilutive, the revised Black-Scholes model takes into consideration the number of common shares currently outstanding and revises downward the fair value of the fair value of the option. As a result, the Company recorded an adjustment of $288,000 within APIC that revises the value associated with the warrants to $2,837,000 and increases the value associated with the preferred shares to $2,053,000, net of direct costs.

On December 10, 2018, Mr. Ressler received a warrant covering 14,731,667 ordinary shares of Presbia PLC at an exercise price of $0.60 per share. The aggregate fair value of the warrant was $3,523,000. Given that the warrant issued in the December 10, 2018 transaction was an incentive to the Secured Loan with Mr. Ressler, the Company allocated $1,395,000, corresponding to the fair value of warrants of $3.5 million at an exercise price of $0.60, to unamortized transaction costs (see Note 6).

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

Deferred Ordinary Shares

Capital related to Presbia PLC at December 31, 2014 consisted of ordinary shares of €1.00 each (“Euro Ordinary Shares”) of $54,000, €1.00 par value, 40,000 authorized and issued with effective date of formation of February 6, 2014 (paid-in on January 10, 2014 with $1.35: €1.00), being $54,000 in aggregate. On January 14, 2015 the Company amended its memorandum and articles of association, resulting in the re-designation of the 40,000 Euro Ordinary Shares as deferred ordinary shares (“Deferred Ordinary Shares”). In August 2015, the Company cancelled 6 Deferred Ordinary Shares pursuant to the distribution of assets held by Presbia Holdings to its ordinary shareholders and 39,994 Deferred Ordinary Shares held by Presbia Holdings were transferred to Richard Ressler, one of the Company’s directors and its controlling shareholder,.

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

Preferred Shares

Our authorized share capital also includes 50,000,000 Series 2 Redeemable Preferred Shares of $0.001 each and 8,000 USA New Preferred Shares of $0.01 each, which we refer to as preferred shares. As of December 31, 2018, 100 Series 2 Redeemable Preferred Shares and 5,239 USA New Preferred Shares have been issued and are outstanding. USA New Preferred Shares accrue dividends at the rate of 15% per annum, and as of December 31, 2018, the Company recognized $45,000 as USA new preferred shares dividends  in the Consolidated Statement of Operations and Comprehensive Loss and increased the same amount to the carrying value of the preferred shares.

On April 12, 2018, as part of a Stock Purchase Agreement between the Company and Mr. Ressler, the Company issued to Mr. Ressler (i) 100 preferred shares of Presbia PLC, (ii) 4,900 preferred shares of Presbia USA, Inc and (iii) a warrant to purchase 1,953,125 ordinary shares of Presbia PLC at an exercise price of $2.56 per share for an aggregate price of $5.0 million, less legal and professional fees of $0.1 million, resulting in net proceeds of approximately $4.9 million. In a financing transaction that closed on December 10, 2018, Mr. Ressler exchanged all 4,900 preferred shares of Presbia USA, Inc. stock and 339 in preferred shares dividends for 5,239 newly-designated Presbia USA New Preferred Stock. Mr. Ressler also purchased 100 of Presbia PLC’s newly-designated series 2 redeemable preferred shares for an aggregate purchase price of $100,000, with proceeds for the purchase of such series 2 redeemable preferred shares being applied (by way of set-off) to redeem and retire all 100 of the preferred shares of Presbia PLC previously purchased by him in April 2018.

The aggregate fair value of the preferred shares issued in April was $1,765,000, and as aforementioned, the Company recorded an adjustment of $288,000 within APIC that revised the value associated with the warrants to $2,837,000 and increased the value associated with the preferred shares to $2,053,000, net of direct costs. In a financing transaction that closed on December 10, 2018, we redeemed from Mr. Ressler (i) 100 preferred shares of Presbia PLC, (ii) 4,900 preferred shares of Presbia USA, Inc. and (iii) 339 preferred shares dividends of Presbia USA, Inc. for an amount equal to the original proceeds. This redemption came out of the proceeds of the 100 newly-designated Presbia PLC series 2 redeemable preferred shares and 5,239 newly-designated shares of Presbia USA new preferred stock.

Shares of USA New Preferred Shares are redeemable by the Company out of funds lawfully available at a price equal to the original issue price per share, plus all accruing dividends and any declared by unpaid dividends thereon, upon the occurrence of a Liquidation Event. Prior to the occurrence of a Liquidation Event, the Company has the unconditional unilateral right to redeem any USA New Preferred Share at any time for the Redemption Price upon approval of a majority of the members of the Company’s board of directors that are independent of the holders or the USA New Preferred Shares being redeemed.

To the extent permitted by applicable law, Richard Ressler has the option to convert all or part of the accrued value of the USA New Preferred Shares into a secured loan to Presbia USA on terms substantially similar to the Presbia USA Loan issued on December 10, 2018. The accrued value of such USA New Preferred Shares shall be equal to the sum of the Original Issue Price paid for such shares and the accrued but unpaid dividend on such shares that would be payable if a Liquidation Event had occurred and the proceeds distributed to Richard Ressler as of the date of the conversion.

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

Shares Issuable Pursuant to Services Agreement with OCV Management, LLC

On December 14, 2017, the Company concluded a services agreement with OCV Management, LLC, a related party co-founded by Richard Ressler and Mark Yung, the Company’s Chairman and CEO, for the purpose of providing management services for the Company for the period commencing December 14, 2017 until terminated upon thirty (30) days’ prior written notice by either of the parties. OCV Management, LLC will receive an annual fee of $250,000, payable annually in arrears. The obligation will be settled in the form of ordinary shares issued by the Company in a private offering on January 2 of each year for services provided in the preceding year. For 2018, 72,464 shares were issued on January 2, 2019, determined by dividing $250,000 by the closing price of the Company’s ordinary shares of $3.45 as of January 2, 2018.

(9) Equity Based Awards

Presbia Incentive Plan

On January 14, 2015, the Company approved a compensation incentive plan (the “Presbia Incentive Plan”). The Presbia Incentive Plan permits the Company to grant awards of options, restricted shares, share appreciation rights, restricted stock units, performance shares, performance share units, dividend equivalent rights in respect of awards and other share-based and cash-based awards, including annual and long-term cash incentive awards.  A total of 2,500,000 ordinary shares were authorized for issuance under the Presbia Incentive Plan of which approximately 186,314 were available on December 31, 2018 for future grants and awards. The exercise price of each option award shall be determined by the Board of Directors (or a committee thereof) at the date of grant in accordance with the terms of the Presbia Incentive Plan awards, and generally vest 20% annually over a five-year period and expire no later than 10 years from the grant date.  The Presbia Incentive Plan terminates on January 14, 2025, unless terminated earlier by the board of directors.  Awards under the Presbia Incentive Plan may be granted to employees, directors, consultants and other persons who perform services for the Company or a subsidiary of the Company.

The following table shows share-based compensation expense based upon all equity awards issued by Presbia PLC included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017. The Company recorded a credit of $547,000 and $970,000 as a result of the reversal of stock-based compensation for participants whose relationship with the Company terminated in the years ended December 31, 2018 and 2017, respectively. Pursuant to the Services Agreement with OCV Management, LLC (See note 8) approximately $250,000 and $12,000 was recorded as stock-based compensation expense as part of general and administrative  in the following table for the fiscal years ended December 31, 2018 and 2017, respectively.

	Year Ended December 31,
	2018	2017
Research and development	$(136)	$251
General and administrative	547	951
Sales and marketing	119	(34)
	$530	$1,168

Options

The following table sets forth the Company’s option activity for the year ended December 31, 2018:

	Number of Presbia PLC Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, January 1, 2018	849,100	$9.77	—
Granted	939,172	$1.73	—
Exercised	—	$—	—
Forfeited/cancelled/expired	(174,600)	$8.38	—
Balance, December 31, 2018	1,613,672	$5.24	—
Vested, December 31, 2018	656,000	$9.84	—
Non Vested, December 31, 2018	957,672	$2.10	—
Exercisable, December 31, 2018	653,000	$9.84	—

Employee Options

The Company utilizes the Black-Scholes valuation model for estimating the fair value of granted stock options with the following assumptions in addition to the closing price of the Company’s ordinary shares on the date of the grant: (i) the Company estimates the expected term of the option utilizing the simplified method because of its limited history of option exercise activity and its options meet the criteria of a "plain-vanilla" option as defined by the Securities Exchange Commission (ii) due to its limited stock price volatility history, the Company uses a peer group average as permitted under ASC Topic 718 consistent with the expected term of the stock option at the time of the grant and (iii) applies a risk-free interest rate based on the U.S. Treasury securities yield consistent with the expected term of the option at the time of the grant. The simplified method calculates the expected term as the average of the weighted average vesting period and contractual terms of the award.

For those options granted to employees, stock-based compensation expense was based upon the fair value of the option as of the grant-date and attributed to future reporting periods on a straight-line basis over the vesting period, or the requisite service period. The Company adopted ASU 2016-09 on January 1, 2018, electing to account for forfeitures when they occur. The Company issued 939,172 and 0 employee options during the years ended December 31, 2018 and 2017, respectively. Options granted to employees in 2018 vest 20% annually over a five-year period and expire 6.75 years from the grant date. Options granted to directors in in 2018 have a one-year vesting period and expire 6.75 years from the grant date. The Company did not issue employee options during the year ended December 31, 2017.

Non-Employee Options

During the years ended December 31, 2018 and 2017, the Company did not grant options to non-employee consultants and medical advisors. Grants issued prior to 2017 were fully vested as of December 31, 2018. In contrast to the determination of the fair value of options granted to employees, which are determined based upon the grant-date assumptions and applying the Black-Scholes model, the fair values for non-employee options and the related stock-based compensation expense are remeasured each financial reporting period based upon the assumptions applicable on the dates in which the financial statements are prepared, which are disclosed in the following table:

Year Ended December 31,
	2018	2017
Stock price per share	$0.85 -$1.95	$1.31 -$2.83
Expected term	6.6 - 7.4 Yrs.	7.7 - 8.3 Yrs.
Volatility	72.9% - 77.3%	69.3% - 85.8%
Dividends	—	—
Risk-free rate	2.6% - 2.8%	2.2% - 2.4%

Restricted Shares

The following table sets forth the Company’s restricted share activity for the year ended December 31, 2018:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2017	134,367	$3.78
Granted	35,303	$2.27
Vested	(127,228)	$3.23
Forfeited/cancelled	—	$—
Unvested, December 31, 2018	42,442	$5.47

During the years ended December 31, 2018 and 2017, 35,303 and 89,166 restricted shares were awarded, respectively.

Restricted Stock Units

During the year ended December 31, 2018, the Board of Directors approved the awards of an aggregate of 170,000 restricted stock units (“RSU” or “RSU’s” or “RSU Plan”), respectively, to an officer and an employee in accordance with the guidelines provided by the Presbia Incentive Plan. One of these awards include a performance provision as well as a provision that the recipient must be employed as a condition of vesting.

The following table sets forth the Company’s RSU activity for the year ended December 31, 2018:

	Unvested Number of Shares	Weighted Average Fair Value per Share
Balance, December 31, 2017	739,000	$2.09
Granted	170,000	$2.00
Vested	—	$—
Forfeited/cancelled	(409,000)	$2.95
Unvested, December 31, 2018	500,000	$1.36

Unrecognized Share-based Compensation

As of December 31, 2018 and 2017, there were $0.9 million and $0.5 million, respectively, of unrecognized compensation expense related to employee and non-employee options of the Company, which collectively is expected to be recognized by the Company over the weighted average vesting period of 1.9 and 1.5 years, respectively.  Unrecognized compensation expense for the same periods related to restricted shares was $0.2 million and $0.2 million, respectively, and is expected to be recognized over the weighted average vesting periods of 1.6 and 1.6 years, respectively. As of December 31, 2018 and 2017, there were approximately $0.4 million and $7.3 million of unrecognized compensation expense with respect to the RSU’s over a weighted average remaining derived service period of 1.9 and 2.0 years, respectively.

(10) Related Party Transactions

The following table sets forth the amounts due to related parties reflected in the accompanying consolidated balance sheets (in thousands):

	Year Ended December 31,
	2018	2017
Payable to related parties-current:
Management services provided by related parties	$39	$35
Less current portion	39	23
Management services provided by related parties, long-term	$—	$12

Since 2011, Orchard Capital Corporation (“Orchard”), which is wholly-owned by Mr. Ressler, has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to the Company pursuant to a Services Agreement. During the years ended December 31, 2018, and 2017, the Company recognized general and administrative expense of $5,000 and $14,000, respectively, for services invoiced by Orchard. As of December 31, 2018 and 2017, amounts due to Orchard for management and accounting services amounted to $1,000 and $3,000, respectively.

Commencing with the second quarter of 2013, the Company has received human resources management services, payroll services, IT support and risk management services from CIM Group, an entity in which Mr. Ressler has a controlling interest. The Company has incurred charges of $38,000 and $37,000 payable to CIM Group for such services for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $26,000 and $19,000, respectively.

On December 14, 2017, the Company concluded a services agreement with OCV Management, LLC, a related party co-founded by Mr. Ressler and Mark Yung (see Note 8), for the purpose of providing management services for the Company for the period commencing December 14, 2017 until terminated upon thirty (30) days’ prior written notice by either of the parties. OCV Management, LLC will receive an annual fee of $250,000, payable annually in arrears. The obligation will be settled in the form of ordinary shares issued by the Company in a private offering. For 2018, the number of shares to be issued was determined by dividing $250,000 by the closing price on January 2, 2018 and 72,464 shares were issued on January 2, 2019. The program continues into 2019.

On April 12, 2018, the Company and its wholly-owned subsidiary, Presbia USA, Inc. and Mr. Ressler entered into a Stock Purchase Agreement pursuant to which Mr. Ressler acquired 100 preferred shares of Presbia PLC stock and 4,900 preferred shares of Presbia USA, Inc. stock for an aggregate price of $5.0 million, and a warrant to purchase 1,953,125 ordinary shares of Presbia PLC at an exercise price of $2.56 per share. The warrant is exercisable for five years and contains cashless exercise provisions.

In a finance transaction that closed on December 10, 2018, the Company and its wholly-owned subsidiary, Presbia USA, Inc., entered into and closed a Securities Purchase and Exchange Agreement with Mr. Ressler. Under the terms of the agreement, Mr. Ressler provided a secured loan in the aggregate principal amount of $3.5 million. He also exchanged all 4,900 preferred shares of Presbia USA, Inc. stock for 5,239 newly-designated Presbia USA New Preferred Stock and he was issued a warrant to purchase 14,731,667 ordinary shares at an exercise price of $0.60 per share, subject to adjustments as provided under the terms of the warrant. In addition, he purchased 100 of Presbia PLC’s newly-designated series 2 redeemable preferred shares for an aggregate purchase price of $100,000, with such proceeds for the purchase of such series 2 redeemable preferred shares being applied (by way of set-off) to redeem from Mr. Ressler and retire all 100 of the preferred shares of Presbia PLC previously purchased by him in April 2018. Pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance, due to the lack of economic substance, this transaction between entities under common control was accounted for as a an adjustment to Additional Paid-In Capital and no gain or loss was recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Revenues from external customers to individual countries are allocated based on the location of the customer. For the periods presented, there was no more than four customers in each individual country.

The following table sets forth the Company’s revenues generated from external customers located in foreign countries and long-lived assets by area (in thousands):

	Year Ended December 31,
Revenues	2018	2017
Canada	$—	$1
Ireland	—	14
Italy	1	—
The Netherlands	—	(1)
Germany	20	—
Total	$21	$14

	Year Ended December 31,
Long-lived Assets	2018	2017
U.S.	346	453
Foreign	21	24
Total	$367	$477

In the years ended December 31, 2018 and 2017 there were five and four  customers, respectively, that represented 100% of total sales recognized for each year. As of December 31, 2018, the Company was not authorized to manufacture or sell any of its products or services within the United States and, as a result, all of the Company’s revenues are derived from foreign customers.

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

(12) Commitments and Contingencies

Facility Leases

In May 2012, the Company entered into a five-year non-cancelable lease for office and manufacturing space in Irvine, California that was renewed on June 1, 2016 and provided for an extension of five consecutive years starting from the original lease expiration date of May 31, 2017 through May 31, 2022. The Company maintains a one-year lease (which is now month to month) in Dublin, Ireland that commenced on December 1, 2013. In February 2018, it terminated a 30-month lease in Amsterdam, the Netherlands, that commenced on January 1, 2016. This termination was based on a mutual agreement with the landlord. In December 2017, the Company vacated one of its Irvine, California locations and consolidated its operations into another location in Irvine. At December 31, 2017, a liability of $222,000, representing the fair value of the remaining lease obligation over the remaining 33 months was recorded as part of the short-term portion of deferred rent in the Consolidated Balance Sheet. During the year ended December 31, 2018, the Company sublet the facility and settled the remaining lease obligation with the landlord, releasing the Company from any future obligations under the lease. Aggregate rent expense for the years ended December 31, 2018 and 2017 was $384,000 and $867,000, respectively. The following table shows the annual base rental cost over the term of the leases (in thousands).

Years Ended December 31,	Obligations Under Facility Leases
2019	$292
2020	298
2021	287
2022	119
Total	$996

Contingencies

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. Management does not believe that the outcome of any of these matters will have a material effect on the Company’s consolidated financial statements.

(13) Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current provision:
Federal	$—	$—
State	2	2
Foreign	(237)	243
Total current	$(235)	$245
Deferred provision
Federal	(1,103)	(3,335)
State	—	—
Foreign	(59)	(1,065)
Total deferred	(1,162)	(2,270)
Valuation allowance	1,162	2,270
Total deferred	—	—
Total income tax (benefit) provision	$(235)	$245

A reconciliation of the federal statutory rate to the effective rate is as follows:

	Year Ended December 31,
	2018	2017
Expected income tax benefit at federal statutory rate	21.0%	35.0%
State tax provision, net of federal benefit	(0.0%)	(0.0%)
Foreign rate differential	(8.1%)	(15.0%)
Nondeductible expenses	(0.0%)	(0.1%)
Foreign Tax	2.8%	(1.4%)
Change in valuation allowance	(13.5%)	(4.2%)
Effect of Change in Tax Rate	0.0%	(9.3%)
Other	0.6%	(6.5%)
Income tax provision (benefit)	2.7%	(1.4%)

The components of the Company’s deferred tax assets are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$6,279	$5,019
Accrued expenses	47	31
Stock based compensation	0	0
Deferred tax assets	6,326	5,050
Valuation allowance	(6,310)	(5,033)
Net deferred tax assets	16	17
Deferred tax liabilities:
Depreciation	(16)	(17)
Total deferred tax liabilities	(16)	(17)
Net deferred tax asset	$—	$—

The valuation allowance has been established to offset the Company’s net deferred tax assets, as realization of such assets is not considered to be more likely than not due to the Company’s history of losses and uncertainties regarding the Company’s ability to generate future taxable income sufficient to realize the benefit of these deferred tax assets.

The Company has U.S. Federal net operating loss (“NOL”) carryforwards of approximately $16.3 million and $11.1 million for December 31, 2018 and 2017 respectively, subject to potential limitations pursuant to Internal Revenue Code section 382 as discussed below. The federal NOL carryforwards will begin to expire in 2033, unless previously utilized. The Company has NOL carryforwards in Ireland of $21.8 million and $21.5 million for December 31, 2018 and 2017, respectively. Under Irish rules, only such losses that occur within a three year period prior to commencing trading can be utilized to offset future trading taxable income. The Company has NOL carryforwards in Germany of $0.8 million that can be carried forward indefinitely. At December 31, 2018, the Company has state NOL carryforwards of approximately $0.6 million, which will begin to expire in 2028, unless previously utilized.

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

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the 2017 Act) into law. The Act has financial reporting implications for all companies with US operations, including reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent. We remeasured the deferred taxes as of December 31, 2018 at the new corporation rate of 21% . Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. The 2017 Act has no significant impact on the 2017 and 2018 financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. We previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2017, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2017.

As of December 31, 2018, the Company has no unrecognized contingent liabilities.

The Company does not anticipate a significant increase in the unrecognized tax benefits over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of the income tax provision.

As of December 31, 2018 and December 31, 2017, the Company did not have any material tax related accrued interest and penalties on its balance sheet or on its statement of operations.

Due to net operating loss carryovers, the U.S. federal and state returns are open to examination by the Internal Revenue Service and state jurisdictions for years 2015 through 2018. The foreign income tax returns are open to examination for the years 2014 through 2018.

(14) Fourth Quarter 2017 Adjustments

In December 2017, the Company announced a reorganization which resulted in a reduction of 15 employees, or 38.5% of total headcount, which affected payroll, benefits, severance and incentive pay expenses; reduced need for office space which resulted in vacant office space and termination costs; and adjustments to stock-based compensation expense related to modification of equity awards for terminated employees. In addition, the Company is recognizing a tax reserve of $238,000 for unpaid withholding taxes due to Irish tax authorities. The total amount of fourth quarter adjustments was a reduction in operating expense of $1,078,000 and an increase of tax provision expense of $238,000.

•	Compensation Related - ($465,000)

In December 2017, 15 employees were terminated as the Company reprioritized its efforts towards its FDA clinical trial. Post-employment costs were approximately $332,000 consisting of severance costs to be paid out primarily over a six-month period ending June 2018 and a reversal of $797,000 in accrued incentive compensation costs for amounts that were accrued in 2017 but were not payable as of December 31, 2017.

•	Facilities Related - $357,000

Also, in December 2017, the Company vacated one of its Irvine, California facilities and consolidated its operations into another facility also located in Irvine. As of December 31, 2017, the remaining lease term of the vacated facility, of approximately 8,500 square feet, was 33 months through September 30, 2020. The Company recorded a current liability of $222,000 representing the fair value of the remaining lease obligation as part of the short-term portion of deferred rent on the Consolidated Balance Sheet as of December 31, 2017 (see note 6). The determination of the fair value was inclusive of reasonable prospective sublease assumptions. In 2018, the Company sublet the facility and settled the remaining lease obligation. In addition, the Company recorded write-downs of leasehold expenses, furniture and fixtures of an aggregate of $89,000 and accrued expense of $8,000 for unneeded telecom facilities. The Company also wrote down to net realizable value certain engineering tools, molds and fixtures related to discontinued engineering programs in the amount $52,000.

•	Stock-Based Compensation Related – ($970,000)

Equity awards granted by the Company do not include provisions to extend the terms and conditions related to vesting or exercising an award beyond the date of termination of the optionee (or holder), with the exception of stock option grants that contain a provision that allows the holder to exercise vested options (vesting must have occurred on or prior to termination date) for a period of 90 days following termination. On the date of reorganization, the Company extended the terms and conditions for all equity grants for all terminated employees providing at least a one-year extension past the termination date for all vested stock options (Type I modification as prescribed by ASC Topic 718), and, in certain cases, the acceleration of unvested options or restricted share awards (Type III modification as prescribed by ASC Topic 718). For those terminated employees with RSU grants based on a market condition, the Company granted a one-year extension to vest according to the same market conditions as defined in the original grants. Generally, when a modification of an award occurs, the prior periods’ expense recognition associated with all unvested awards is reversed in the period of the modification on the basis that the old award is being exchanged for a new award. This resulted in a reduction of stock-based compensation expense of $1,350,000. The Company then compared the relative fair values of the old award with the terms and conditions of the modified award immediately before and after the date of modification and recorded the increase in fair value as stock-based compensation expense in the amount of $380,000, also in the same period of the date of modifications, resulting in a net reduction of stock-based compensation expense of $970,000.

•	Irish Taxes - $238,000

Under Irish law non-executive Directors of Irish companies, regardless of the tax residency of such Directors, are subject to Irish income tax related to meetings held in Ireland.  The Company is also jointly liable for the Irish taxes. As of December 31, 2017, the Company had not paid or arranged to be paid approximately $238,000 in withholding of income taxes required under Irish law including potential penalties and interest costs associated with the remuneration of certain board of director members with tax residencies outside of Ireland for the fiscal years 2015 to 2017.  In December, 2017, the Company recognized a reserve of $238,000 under FIN 48, Accounting for Uncertainty of Income Taxes. In 2018, Presbia PLC made an unprompted voluntary disclosure to Irish Revenue.  Irish Revenue accepted the settlement on November 20, 2018 and the matter is now closed, the net cost to the Company being $79,000.

(15) Subsequent Events

None.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Corporate Controller, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Corporate Controller have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management, including the Company’s principal executive officer and principal financial officer, has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of April 12, 2019.

NAME	AGE	POSITION(S)
Mark Yung(2)(4)	44	Chief Executive Officer and Executive Chairman of the Board
Valeriano Lima	38	Corporate Controller and Company Secretary
Casey Lind	55	Chief Operating Officer
Zohar Loshitzer	60	Director
Gerald Farrell(1) (3) (4)	58	Director
Gerd U. Auffarth(1)(2)(4)	53	Director
Richard Ressler(2)(3)	59	Director
Robert J. Cresci(1)(2)(3)	74	Director

(1)	Member of our audit committee.
(2)	Member of our nominating and corporate governance committee.
(3)	Member of our compensation committee.
(4)	Member of our medical affairs committee.

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

Valeriano Lima has served as Corporate Controller of Presbia PLC since Feburary 2019. He previously served as Senior Manager, Finance and Strategy of Presbia PLC from February 2018 to February 2018, and as Finance Manager of Presbia PLC from November 2015 to February 2018. Mr. Lima served as Senior Financial Analyst at Google, Inc. in 2015 and Senior Financial Analyst at BT Group, PLC (“British Telecom”) from 2008 to 2012.  Mr. Lima holds a B.S. degree from California State University, San Bernardino and an MBA from the University of Notre Dame.

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

Mr.Loshitzer has been chosen to serve on our Board as a result of his finance and business management knowledge and experience and his investment experience in start-ups and early stage financings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires persons who own more than ten percent of a registered class of our equity securities and our directors and executive officers to file with the SEC initial reports of ownership and reports in changes in ownership of any Presbia PLC equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2018, all reports required to be filed under Section 16(a) were filed on a timely basis.

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

Compensation Committee. The compensation committee of our Board consists of Messrs. Farrell, Ressler, and Cresci, and Mr. Farrell serves as the chairman of this committee. The primary purpose of the compensation committee of our Board is to (i) facilitate our Board’s discharge of its responsibilities relating to the evaluation and compensation of our executives, (ii) oversee the administration of our compensation plans, including the Presbia Incentive Plan, (iii) review and determine Board member compensation and (iv) prepare any report on executive compensation required by the rules and regulations of the SEC and the listing rules of Nasdaq.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee of our Board consists of Dr. Auffarth and Messrs. Yung, Cresci and Ressler, and Dr. Auffarth serves as the chairman of this committee. The primary purpose of our nominating and corporate governance committee is to (i) review the qualifications of, and recommend to our Board, proposed nominees for election to our Board, consistent with criteria approved by our Board, (ii) select, or recommend that our Board select, the director nominees for the next annual meeting of shareholders, (iii) develop, evaluate and recommend to our Board corporate governance practices applicable to our company and (iv) lead our Board in its annual review of the Board and management.

Medical Affairs Committee. The medical affairs committee of our Board consists of Dr. Auffarth and Messrs. Yung, Loshitzer and Farrell, and Dr. Auffarth serves as the chairman of this committee. The primary purpose of the medical affairs committee of our Board is to (i) to advise the Board on matters related to, but not limited to, the clinical strategies and medical affairs of the Company.

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

Summary Compensation Table

The following table shows the compensation awarded to or earned by our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2018. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPLE POSITION	YEAR		SALARY ($)	BONUS ($)	STOCK AWARDS ($)		OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSA- TION ($)	NON-EQUITY INCENTIVE PLAN COMPENSA- TION ($)	NON-QUALI- FIED DEFERRED COMPENSA- TION EARNINGS ($)	TOTAL ($)
Mark Yung	2018	(1)	—	—	250,000	(2)	—	—	—	—	250,000
Chief Executive Officer and Chairman (January 2018 - Current)	2017		—	—	—		—	—	—	—	—
Richard Fogarty	2018	(3)	176,657	—	143,100	(4)	—	—	—	—	319,757
Chief Accounting Officer (January 2018 - January 2019)	2017		—	—	—		—	—	—	—	—
Casey Lind	2018	(5)	267,119	—	240,000	(6)	—	—	—	—	507,119
Chief Operating Officer (February 2018 - Current)	2017		—	—	—		—	—	—	—	—

(1)	In December 2017, Mr. Yung joined the Company as our Chief Executive Officer and Chairman.
(2)

OCV Management LLC, a related party co-founded by Mr. Ressler and Mr. Yung, received an annual fee of $250,000, payable annually in arrears and settled in the form of ordinary shares issued by the Company in a private offering.

(3)	Mr. Fogarty joined the Company as our Chief Accounting Officer effective January 8, 2018 and resigned effective February 1, 2019.
(4)

In May 2018, Mr. Fogarty was awarded 100,000 stock options. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

(5)	In February 2018, Ms. Lind joined the Company as our Chief Operating Officer.
(6)

In July 2018, Ms. Lind was awarded 120,000 restricted stock units. The amount reported represents the aggregate grant date fair value calculated in accordance with FASB ASC 718. Information concerning the assumptions used to calculate these amounts is set forth in note 9 of audited consolidated financial statements presented elsewhere in this Annual Report on Form 10-K.

Cash Bonus Program

Our Board has established for 2017, and expects to continue in subsequent years, a cash bonus program for our employees. Pursuant to this program, employees will be eligible to receive an annual cash target bonus based on a specified percentage of the employee’s salary, which bonus will be earned upon the achievement of certain specified individual and corporate milestones.

Equity Awards

Presbia PLC

In 2018, we granted options to our named executive officers as follows:

•	to Richard Fogarty, in May 2018, 100,000 stock options
•	to Casey Lind, in July 2018, 120,000 restricted stock units

All such options granted to Mr. Fogarty were pursuant to the Presbia Incentive Plan at an exercise price of $2.38 per share, and expire ten years from the grant date. The Company has agreed, pursuant to the Consulting Agreement with Mr. Fogarty, that unvested stock options held by Mr. Fogarty will continue to vest in accordance with their terms during such period that the Consulting

Agreement remains in effect.

We expect from time to time to make equity grants under the Presbia Incentive Plan to our employees to align the interests of our employees with our company.

Outstanding Equity Awards at Fiscal-End

The following table sets forth information regarding holdings by our named executive officers, as of December 31, 2018, of unexercised stock options, outstanding restricted stock awards and restricted stock units granted by Presbia PLC.

	OPTIONS AWARDS					STOCK AWARDS
NAME	NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF ORDINARY SHARES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCIS- ABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OF UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
Mark Yung	—	—		$—	—	—		—	—	—
Rick Fogarty	—	100,000	(1)	$2.38	2/10/25	—		—	—	—
Casey Lind	—	—		$—	—	120,000	(2)	240,000	120,000	240,000

(1)

Such shares will vest in five equal annual installments commencing on May 10, 2018. Pursuant to the Consulting Agreement with Mr. Fogarty, unvested stock options will continue to vest in accordance with their terms during such period that the Consulting Agreement remains in effect

(2)	The restricted stock units vest as to fifty percent (50%) on December 31, 2020, and the remaining fifty percent (50%) on December 31, 2022.

Retirement Benefits

We do not maintain, and during 2018 and 2017 did not maintain, any tax-qualified or non-qualified plans that provide for the payment of retirement benefits or benefits paid primarily following retirement to any of our named executive officers.

Agreements with Named Executive Officers

Each of our named executive officers is an employee at will. Other than as described below, we are not party to employment agreements with any of our named executive officers.

In connection with Mr. Fogarty’s resignation in February 2019, we entered into a Consulting Agreement with Mr. Fogarty. Pursuant to the Consulting Agreement, Mr. Fogarty will provide certain consulting services as requested by the Company, including accounting and financial support services in connection with the finance transition, at a rate of $150 per hour plus reimbursement of certain expenses.

Presbia Incentive Plan

In January 2015, prior to the consummation of our initial public offering, we adopted a stock plan, which we refer to as the Presbia Incentive Plan. Unless sooner terminated by the Board, the Presbia Incentive Plan will expire 10 years after its adoption.  On June 15, 2016, our Board of Directors approved an amendment (the “Plan Amendment”) to the Presbia Incentive Plan (as amended by the Plan Amendment, the “Amended Plan”), subject to shareholder approval at the Annual Meeting, which, among other things, increases the number of shares reserved for issuance under the Amended Plan by 400,000 ordinary shares and sets forth certain limits on the number of shares underlying options and stock appreciation rights, or SARs, granted to an individual in a given fiscal year so that options and SARs granted under the Plan may qualify as exempt performance-based compensation under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (“Section 162(m)”), which otherwise generally disallows the corporate tax deduction for compensation paid in excess of $1 million annually to each of the chief executive officer and the other named executive officers of publicly-held companies. On August 4, 2016, the shareholders approved the Plan Amendment. In 2018, shareholders approved the issuance of an additional 300,000 ordinary shares subject to options or other equity awards issued or reserved for issuance under our Presbia Incentive Plan.

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

A total of 2,500,000 of our ordinary shares are authorized for issuance under the Presbia Incentive Plan. For purposes of calculating the number of shares available under the Presbia Incentive Plan, shares covered by forfeited, terminated, or cancelled awards are available for future awards under the Presbia Incentive Plan, as are shares that are surrendered or withheld from any award to satisfy tax withholding obligations or the exercise price of an award or that are tendered by an award recipient to pay the exercise price of any awards. Such shares may be authorized but unissued shares or authorized and issued shares held in our treasury or acquired by our Company for purposes of the Presbia Incentive Plan.

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

Director Compensation

For information regarding the compensation that we paid to our named executive officer who serves on the Board of Presbia PLC, Mr. Yung, see “Summary Compensation Table.”

At present, non-employee directors of Presbia PLC are compensated as follows: (i) an annual board cash fee of $35,000 per Chairmanship; (ii) a cash fee of $2,500 for each board or committee meeting attended in person in Ireland; and (iii) reimbursement for out-of-pocket expenses incurred in connection with attending Board and committee meetings. In addition, we intend to grant new directors a one-time option award valued at $80,000 in connection with their appointment to our Board, which shares will vest ratably over a five year vesting period, and we intend to grant our non-employee directors an annual stock option award valued at $100,000 for their continued service on our Board, which shares vested ratably over a one for the year ended December 31, 2018. For the year ended December 31, 2017, we granted to our non-employee directors an annual restricted share award valued at $40,000 for their continued service on our Board, which shares vested ratably over a one year period.

Director Equity Awards

Presbia PLC

On July 18, 2018, we granted 67,981 stock options to each of the following board members: Gerald Farrell, Gerd Auffarth,  and  Robert J. Cresci. Additionally, on December 17, 2018, we granted 81,743 stock options to each of the above named directors. The stock options vest one year after the grant date, at July 17, 2019 and December 16, 2019, respectively.

Director Compensation Table

The following table summarizes the annual compensation for our non- employee directors during the year ended December 31, 2018.

NAME	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gerald Farrell	$17,500	$—	100,000	—	—	—	$117,500
Gerd U. Auffarth	35,000	—	100,000	—	—	—	135,000
Richard Ressler	—	—	—	—	—	—	—
Robert J. Cresci	17,500	—	100,000	—	—	—	117,500
Zohar Loshitzer	—	—	—	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 12, 2019 with respect to the beneficial ownership of our ordinary shares by:

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

	ORDINARY SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER	NUMBER		PERCENT
5% Holders
FMR, LLC	2,573,574	(1)	15.0%
245 Summer Street, Boston, MA 02210
Directors and Officers
Mark Yung	158,236	(2)	0.9%
Casey Lind	120,000	(3)	0.7%
Zohar Loshitzer	559,751	(4)	3.3%
Richard Ressler	10,579,038	(5)	61.7%
Gerd Auffarth	38,464	(6)	*
Robert Cresci	40,255	(7)	*
Gerald Farrell	77,375	(8)	*
Richard Fogarty	22,000	(9)	*
Valeriano Lima	13,500	(10)	*
Executive officers and directors as a group (9 persons)	11,608,619	(11)	67.7%

*	Less than one percent.
(1)

Based solely on information set forth in a Schedule 13G/A filed with the SEC on February 13 2019 by FMR LLC ("FMR") reporting that FMR: (i) beneficially owned 2,573,574 shares; (ii) had the sole power to dispose or direct the disposition of 2,573,574 shares; and (iii) had the sole power to vote or to direct the vote of 882,982 shares. In addition, the Schedule 13G/A shows that the following person s or entities beneficially own certain of the shares reported: Abigail P. Johnson and Fidelity Growth Company Fund.  The Schedule 13G/A also shows that Abigail P. Johns is a Director, the Chairman and Chief Executive Officer and of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the "Fidelity Funds"), advised by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, which power resides with the Fidelity Funds' Board of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Board of Trustees.

(2)

Includes 72,464 ordinary shares held by OCV Management LLC, issued pursuant to a services agreement executed December 14, 2017. Mr. Yung disclaims beneficial ownership of these securities except to the extent of his pecuniary interests therein.

(3)

Includes 120,000 restricted stock units, which will be settled in ordinary shares, par value U.S. $0.001. The restricted stock units vest as to 50% of the restricted stock units on December 31, 2020 and 50% of the restricted stock units on December 31, 2022.

(4)

Includes 80,000 ordinary shares covered by options vested on January 28, 2019. Excludes 20,000 options, none of which are exercisable within 60 days of April 12, 2019. Includes 20,985 restricted shares held by Mr. Loshitzer as of April 12, 2019. Includes 72,464 ordinary shares held by OCV Management LLC, issued pursuant to a services agreement executed December 14, 2017. Mr. Loshitzer disclaims beneficial ownership of these securities except to the extent of his pecuniary interests therein.

(5)

Includes 10,000 ordinary shares covered by options vested on January 28, 2017. Includes 20,985 restricted shares held by Mr. Ressler as of April 12, 2019. Includes 72,464 ordinary shares held by OCV Management LLC, issued pursuant to a services agreement executed December 14, 2017. Mr. Ressler disclaims beneficial ownership of these securities except to the extent of his pecuniary interests therein. Excludes warrants to acquire 16,684,792 Ordinary Shares. The options and warrants are exercisable within 60 days of the date hereof. Excludes 100 preferred shares of the Company not convertible into Ordinary Shares.

(6)	Includes 32,004 restricted shares held by Dr. Auffarth as of April 12, 2019. Excludes 149,724 ordinary shares covered by options, none of which are exercisable within 60 days of April 12, 2019.
(7)	Includes 30,255 restricted shares held by Mr. Cresci as of April 12, 2019. Excludes 149,724 ordinary shares covered by options, none of which are exercisable within 60 days of April 12, 2019.
(8)	Includes 36,953 restricted shares held by Dr. Farrell as of April 12, 2019. Excludes 149,724 ordinary shares covered by options, none of which are exercisable within 60 days of April 12, 2019.
(9)

Excludes 80,000 ordinary shares covered by options, none of which are exercisable within 60 days of April 12, 2019. Pursuant to a consulting agreement, Mr. Fogarty’s unvested stock options will continue to vest in accordance with their terms during such period that the consulting agreement remains in effect.

(10)	Excludes 24,000 ordinary shares covered by options, none of which are exercisable within 60 days of April 12, 2019.
(11)	Includes 116,000 ordinary shares covered by options, and 174,905 restricted shares held as of April 12, 2019. Excludes 573,172 options, none of which are exercisable within 60 days of April 12, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding shares of our common stock that may be issued under the Presbia Incentive Plan (the “Plan”).

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted Average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders	2,156,114	$4.23	186,314
Equity compensation plans not approved by security holders	—	—	—
Total	2,156,114	4.23	186,314

(1) Does not include restricted shares of 176,759, issued as of December 31, 2018, as such shares are already reflected in our outstanding shares.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2017 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

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

Participation in Stock Purchase Agreement

On April 12, 2018, we entered into a Stock Purchase Agreement with Richard Ressler, one of our directors and our controlling shareholder, pursuant to which Mr. Ressler acquired 100 preferred shares of Presbia PLC stock and 4,900 preferred shares of Presbia USA, Inc. stock for an aggregate price of $5.0 million, less legal and professional fees of $0.1 million, resulting in net proceeds of approximately $4.9 million. As part of this transaction, Mr. Ressler also acquired a warrant to purchase 1,953,125 ordinary shares of Presbia PLC at an exercise price of $2.56 per share.

Participation in Securities Purchase and Exchange Agreement

In a financing transaction that closed on December 10, 2018, we entered into and closed a Securities Purchase and Exchange Agreement with Mr. Ressler. Under the terms of the agreement, Mr. Ressler provided a secured loan in the aggregate principal amount of $3.5 million less legal and professional fees of $0.2 million, resulting in net proceeds of approximately $3.3 million. He also exchanged all 4,900 preferred shares of Presbia USA, Inc. stock and 339 preferred shares dividends of Presbia USA, Inc. for 5,239 newly-designated Presbia USA New Preferred Stock, and he was issued a warrant to purchase 14,731,667 ordinary shares of Presbia PLC. Prior to the consummation of the December 10, 2018 transaction, Presbia PLC was the direct parent of Presbia Ireland, Limited (and Presbia Ireland, Limited was a direct subsidiary of Presbia PLC). The Companies effectuated a restructuring on December 10, 2018, which resulted in the inversion of the parent-subsidiary hierarchy of Presbia Ireland, Limited and Presbia USA, such that, following consummation of the restructuring transaction (i) Presbia PLC became the direct parent of Presbia USA (with Presbia USA being a direct subsidiary of Presbia PLC), and (ii) Presbia USA became the direct parent of Presbia Ireland, Limited.

Transactions with Orchard Capital and its Affiliates

Orchard Capital has provided financial analysis and bookkeeping, accounting, legal, compliance and directorial services to Presbia since January 2011 pursuant to a Services Agreement. Such agreement will remain in effect until terminated by either party thereto upon 30 days’ notice. Orchard Capital invoices us quarterly for such services at cost. During the years ended December 31, 2018 and 2017, we recognized general and administrative expenses of $5,000 and $14,000 for services invoiced by Orchard Capital. As of December 31, 2018 and 2017, $1,000 and $3,000 was due to Orchard Capital for management and accounting services, respectively.

Also, commencing during the second quarter of 2013, we have received human resources management services, payroll services, IT support and risk management services from CIM Group. We have incurred charges of $38,000 and $37,000 payable to CIM Group for such services for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, amounts due to CIM Group for human resources, payroll, information technology and legal services amounted to $26,000 and $19,000, respectively.

On December 14, 2017, the Company concluded a services agreement with OCV Management, LLC, a related party co-founded by Mr. Ressler and Mark Yung, for the purpose of providing management services for the Company for the period commencing December 14, 2017 until terminated upon thirty (30) days’ prior written notice by either of the parties. OCV Management, LLC will receive an annual fee of $250,000, payable annually in arrears. The obligation will be settled in the form of ordinary shares issued by the Company in a private offering. For 2018, the number of shares to be issued was determined by dividing $250,000 by the closing price on January 2, 2018 and the shares were issued on January 2, 2019. The Company recorded a non-current liability of $12,000 as of December 31, 2017 in relation to services provided in 2017.

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

Item 14. Principal Accountant Fees and Services.

The following tables present fees for professional services provided Squar Milner LLP for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017
Audit fees	$114	$114
Audit-related fees	13	9
Tax fees	14	—
Total	$141	$123

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

For the years ended December 31, 2018 and 2017, the Audit Committee was responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of other fees as described above is compatible with maintaining Squar Milner’s independence and has determined that such services for fiscal years ending in December 31, 2018 and 2017 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Memorandum and Articles of Association of Presbia PLC

10.1(1)	Share Exchange Deed between the Registrant and Presbia Holdings, dated January 14, 2015

10.2(5)	Registration Rights Agreement between the Registrant and Presbia Holdings

10.3#(1)	Presbia Incentive Plan

10.4#(2)	Form of Stock Option Agreement (to be issued under the Presbia Incentive Plan)

10.5#(2)	Form of Restricted Stock Agreement (to be issued under the Presbia Incentive Plan)

10.6#(8)	Form of Restricted Stock Unit Agreement under the Presbia Incentive Plan

10.7#(2)	Presbia Holdings Stock Plan

10.8#(2)	Amendment No. 1 to Presbia Holdings Stock Plan

10.9#(2)	Restricted Stock Grant Notice and Restricted Stock Award Agreement between Presbia Holdings and Zohar Loshitzer

10.10(2)	Lease, dated April 23, 2012, between PresbiBio LLC and Image Holdings, Inc.

10.11(3)	Sublease, dated May 6, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.12(3)	First Amendment to Sublease, dated July 16, 2014, by and between Trustwave Holdings, Inc. and PresbiBio, LLC

10.13(3)	Form of Indemnification Agreement between Presbia USA, Inc. and its officers and directors

10.14(3)	Form of Indemnification Agreement between Presbia PLC and its directors

10.15(3)	Form of Indemnification Agreement between Presbia PLC and its executive officers

10.16(3)	Services Agreement, dated as of January 1, 2011, between PresbiBio, LLC and Orchard Capital Corporation

10.17#(4)	Offer Letter with Todd Cooper

10.18(6)	Consulting Agreement, by and between Presbia PLC and Zohar Loshitzer, dated October 1, 2015

10.19(8)	Asset Purchase Agreement, dated August 2, 2016, by and between Neoptics AG and Presbia Ireland, Limited

10.20#(8)	Amendment No. 1 to Presbia PLC Incentive Plan

10.21#(9)	Separation and General Release Agreement dated January 13, 2017 by and between Presbia PLC and Vladimir Feingold.

10.22(9)	Consulting Agreement dated January 13, 2017, by and between Presbia PLC and Vladimir Feingold.

10.23(10)	Services Agreement dated December 14, 2017, by and between Presbia PLC and OCV Management, LLC

10.24(11)	Consulting Agreement effective as of January 15, 2018, by and between Presbia PLC and Vladimir Feingold.

10.25#(12)	Employment Letter, effective as of February 1, 2018, between the Company and Casey Lind.

10.26#(13)	Employment Letter, effective as of January 1, 2018, between the Company and Dr. Michna

10.27#(13)	Separation Agreement between the Company and Todd Cooper

10.28#(13)	Separation Agreement between the Company and Randy Thurman

10.29(14)	Stock Purchase Agreement dated April 12, 2018 by and among Presbia PLC, Presbia USA, Inc. and Richard Ressler.

10.30(14)	Subscription Letter dated April 12, 2018 by and between Presbia PLC and Richard Ressler.

10.31(14)	Warrant to Purchase Ordinary Shares dated April 12, 2018.

10.32(14)	Guaranty dated April 12, 2018.

10.33(15)	Securities Purchase & Exchange Agreement, dated as of December 10, 2018, by and among Presbia PLC, Presbia USA, Inc. and Richard Ressler.

Exhibit No.	Description of Exhibit
10.34(15)	Secured Promissory Note, dated December 10, 2018, made by Presbia USA, Inc. in favor of Richard Ressler.

10.35(15)	Security and Pledge Agreement, dated as of December 10, 2018, by and between Presbia USA, Inc. and Richard Ressler.

10.36(15)	Charge of Shares in respect of Presbia Ireland, Limited, dated as of December 10, 2018, between Presbia USA, Inc. and Richard Ressler.

10.37(15)	Loan Guaranty, dated December 10, 2018, given by Presbia PLC.

10.38(15)	Pledge Agreement, dated as of December 10, 2018, by and between Presbia PLC and Richard Ressler.

10.39(15)	Subscription Letter for Shares, dated December 10, 2018.

10.40(15)	Second Amended and Restated Certificate of Incorporation of Presbia USA, Inc.

10.41(15)	Preferred Stock Guaranty, dated December 10, 2018, given by Presbia PLC.

10.42(15)	Warrant to Purchase Ordinary Shares of Presbia PLC, dated December 10, 2018.

10.43#(16)	Consulting Agreement, dated as of February 1, 2019, by and between Presbia PLC and Richard T. Fogarty

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Squar Milner LLP, Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature page)

31.1+	Certification of Chief Executive Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Accounting Officer of Presbia PLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

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
(13)

Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 30, 2018 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2018 and incorporated herein by reference.

(15)  Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2018 and incorporated herein by reference.

(16)  Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2019	PRESBIA PLC

	By:	/s/ Mark Yung
Mark Yung
President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Yung and Valeriano Lima, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Mark Yung Mark Yung	President, Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2019

/s/ Valeriano Lima Valeriano Lima	Corporate Controller and Secretary (Principal Financial and Accounting Officer)	April 12, 2019

/s/ Zohar Loshitzer Zohar Loshitzer	Director	April 12, 2019

/s/ Richard Ressler Richard Ressler	Director	April 12, 2019

/s/ Robert Cresci Robert Cresci	Director	April 12, 2019

/s/ Gerd U. Auffarth Gerd U. Auffarth	Director	April 12, 2019

/s/ Gerald Farrell Gerald Farrell	Director	April 12, 2019